Form 10-Q
period 2007-03-31
GeoMet, Inc.
filed 2007-05-10
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No

As of May 1, 2007 there were 38,719,149 shares issued and outstanding of GeoMet, Inc.’s common stock, par value $0.001 per share.

Item 1.	Financial Statements

GEOMET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,297,017	$1,414,476
Accounts receivable	9,337,624	10,881,479
Current portion of notes receivable	81,728	81,181
Derivative asset	840,218	4,290,599
Other current assets	436,733	648,053

Total current assets	11,993,320	17,315,788

Gas properties—utilizing the full cost method of accounting:
Proved gas properties	326,402,583	310,011,154
Unevaluated gas properties, not subject to amortization	27,882,110	26,397,982
Other property and equipment	2,427,525	2,314,190

Total property and equipment	356,712,218	338,723,326
Less accumulated depreciation, depletion, and amortization	(24,936,187)	(22,849,903)

Property and equipment—net	331,776,031	315,873,423

Other noncurrent assets:
Note receivable	292,355	298,936
Derivative asset	—	1,043,108
Other	702,463	663,511

Total other noncurrent assets	994,818	2,005,555

TOTAL ASSETS	$344,764,169	$335,194,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,148,336	$14,284,921
Accrued liabilities	2,651,350	2,917,575
Deferred income taxes	299,136	1,570,684
Asset retirement liability	73,458	73,047
Current portion of long-term debt	59,840	94,177

Total current liabilities	14,232,120	18,940,404

Long-term debt	74,816,645	60,832,110
Asset retirement liability	2,628,764	2,480,754
Other long-term accrued liabilities	162,908	154,455
Derivative liability	80,727	—
Deferred income taxes	43,588,728	42,779,537

TOTAL LIABILITIES	135,509,892	125,187,260

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized 10,000,000, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; issued and outstanding 38,719,149 and 38,678,713 at March 31, 2007 and December 31, 2006, respectively	38,719	38,679
Paid-in capital	186,970,301	186,852,852
Accumulated other comprehensive income (loss)	(99,926)	(193,888)
Retained earnings	22,714,281	23,740,144
Less notes receivable	(369,098)	(430,281)

TOTAL STOCKHOLDERS’ EQUITY	209,254,277	210,007,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,764,169	$335,194,766

See accompanying Notes to Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Gas sales	$11,848,202	$12,311,409
Gas marketing	8,542,486	—
Operating fees and other	291,753	—

Total revenues	20,682,441	12,311,409

Expenses:
Purchased gas	8,432,319	—
Lease operating expense	3,369,235	2,840,864
Compression and transportation expense	1,512,418	1,076,490
Production taxes	280,313	268,744
Depreciation, depletion and amortization	2,075,323	1,834,005
Research and development	—	69,255
General and administrative	2,276,264	1,019,556
Realized (gains) losses on derivative contracts	(1,246,126)	595,572
Unrealized (gains) losses on derivative contracts	4,574,216	(9,073,532)

Total operating expenses	21,273,962	(1,369,046)

Income (loss) from operations	(591,521)	13,680,455
Other income (expense):
Interest income	6,973	10,894
Interest expense (net of amounts capitalized)	(875,005)	(863,374)
Other	(28,668)	(13,377)

Total other expense	(896,700)	(865,857)

Income (loss) before income taxes	(1,488,221)	12,814,598
Income tax (benefit) expense	(462,358)	5,651,500

Net income (loss)	$(1,025,863)	$7,163,098

Other comprehensive income, net of income taxes
Foreign currency translation adjustment, net of income tax of $0	(93,962)	25,050

Comprehensive income (loss)	$(931,901)	$7,138,048

Net income (loss) per common share:
Basic	$(0.03)	$0.23

Diluted	$(0.03)	$0.22

Weighted average number of common shares:
Basic	38,682,235	31,707,241

Diluted	38,682,235	32,901,915

See accompanying Notes to Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows provided by operating activities:
Net income (loss)	$(1,025,863)	$7,163,098
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	2,121,213	1,871,859
Amortization of debt issuance costs	34,764	35,852
Deferred income taxes	(462,358)	5,596,497
Unrealized losses (gains) from the change in market value of open derivative contracts	4,574,216	(9,073,532)
Stock-based compensation	80,780	102,962
Gain on sale of other assets	(15,954)	12,582
Accretion expense	50,718	36,042
Changes in operating assets and liabilities:
Accounts receivable	1,548,445	1,617,287
Other current assets	211,319	43,349
Accounts payable	(2,877,238)	3,623,928
Other accrued liabilities	(257,773)	(526,246)

Net cash provided by operating activities	3,982,269	10,503,678

Cash flows used in investing activities:
Capital expenditures	(18,032,955)	(13,326,775)
Proceeds from sale of other property and equipment	22,159	3,457
Collection of notes receivable	6,035	291,920
Other assets	(73,656)	(6,253)

Net cash used in investing activities	(18,078,417)	(13,037,651)

Cash flows provided by financing activities:
Debt issuance costs	—	(203,977)
Treasury stock	(4,380)	—
Proceeds from exercise of stock options	66,057	646,178
Equity offering costs	—	(823,347)
Proceeds from sales of common stock	—	28,012,808
Net proceeds from (payments on) revolver	14,000,000	(41,500,000)
Proceeds from notes receivable and accrued interest	—	17,184,357
Payments on other debt	(49,802)	(45,879)

Net cash provided by financing activities	14,011,875	3,270,140
Effect of exchange rate changes on cash	(33,186)	(11,502)

Increase (decrease) in cash and cash equivalents	(117,459)	724,665
Cash and cash equivalents at beginning of period	1,414,476	615,806

Cash and cash equivalents at end of period	$1,297,017	$1,340,471

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

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the interim periods presented. These financial statements have been prepared in accordance with the guidelines of interim reporting; therefore, they do not include all disclosures required for year-end financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. These unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 and the accompanying notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2007.

We market substantially all of our gas through Shamrock Energy LLC, a gas marketing enterprise, under a natural gas purchase agreement. The purchase agreement calls for Shamrock to purchase and us to sell gas produced from all of our major properties. In addition, Shamrock provides several related services including nominations, gas control, gas balancing, transportation and exchange, market and transportation intelligence and other advisory and agency services. On January 1, 2007, we exercised our purchase option and acquired 100% of Shamrock. In return, we provided Jon M. Gipson, the former owner of Shamrock, an at-will employment position with us. Also, on March 9, 2007, we caused Shamrock to distribute to Mr. Gipson approximately $22,500, which equals 50% of the net profits generated by Shamrock from August 1, 2006 through January 1, 2007. This amount was accrued at December 31, 2006 as a dividend payable to Mr. Gipson. No additional consideration was paid as a result of our exercise of this purchase option. Over 99% of the net assets acquired were current, approximated their fair value and were equal to zero. Shamrock Energy LLC is a low margin business and as a result it does not have a significant impact on our results of operations. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” whereby the purchase price of the net assets acquired was allocated to those net assets based on their fair value. Goodwill was not recorded because the purchase price approximated the fair value of the net assets acquired.

Note 2 — Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we identified $269,900 of unrecognized tax benefits, largely related to depletion methods used in years prior to 2006 from net deferred tax assets. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48. For additional information see Note 12.

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB 157”). FASB 157 establishes a single authoritative definition of fair value sets out a framework for measuring fair values and requires additional disclosures about fair value measurements. FASB 157 applies only to fair value measurements that are already required or permitted by other accounting standards. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this Statement in fiscal 2007 and adoption is not expected to have a material impact on our consolidated financial position or results of operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115, (“SFAS No. 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157, Fair Value Measurements. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

Note 3 — Net Income Per Share

Net Income(Loss) Per Share of Common Stock—Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Dilutive earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. A reconciliation of the numerator and denominator is as follows:

	Three Months Ended March 31,
	2007	2006
Net income (loss) per share:
Basic-net income (loss) per share	$(0.03)	$0.23
Diluted-net income (loss) per share	$(0.03)	$0.22
Numerator

Net income (loss) available to common stockholders—basic	$(1,025,863)	$7,138,048

Denominator:
Weighted average shares outstanding-basic	38,682,235	31,707,241
Add potentially dilutive securities:
Stock options and restricted stock	—	1,194,674

Dilutive securities	38,682,235	32,901,915

We reported a net loss for the three months ended March 31, 2007 and, as a result, outstanding dilutive securities to purchase 683,561 shares for this period were excluded from the calculation because the effect of including them would be anti-dilutive.

Note 4 — Gas Properties

We use the full cost method of accounting for its investment in gas properties. Under this method of accounting, all costs of acquisition, exploration and development of gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs related to unsuccessful projects, tangible and intangible development costs) are included in the full cost pool. In addition, we capitalize interest expense, direct general and administrative expenses, direct stock-based compensation expense, and additions resulting from asset retirement liabilities. Also under full cost accounting rules, total net capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation using natural gas prices in effect as of the balance sheet date and adjusted for “basis” or location differential, held constant over the life of the reserves. To the extent that capitalized costs of gas properties, net of accumulated depreciation, depletion and amortization and income taxes, exceed the ceiling limitation, such excess capitalized costs would be charged to results of operations. We also perform a quarterly impairment test on our unevaluated properties. During the three months ended March 31, 2007, we recorded an impairment of $1.3 million related to certain prospects located in North Central Louisiana and such impairment was added to our full cost pool.

Note 5 — Asset Retirement Liability

We record an asset retirement obligation (“ARO”) on the consolidated balance sheet and capitalize the asset retirement costs in gas properties in the period in which the retirement obligation is incurred. The amount of the ARO and the costs capitalized are equal to the estimated future costs to satisfy the obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date we incurred the abandonment obligation using an assumed cost of funds. Once the ARO is recorded, it is then accreted to its estimated future value using the same assumed cost of funds.

The following table details the changes to our asset retirement liability for the three months ended March 31, 2007:

Asset retirement obligation at beginning of year	$2,553,801
Liabilities incurred	88,595
Liabilities settled	—
Accretion	58,235
Revisions in estimates	—
Foreign currency translation	1,591

Asset retirement obligation at end of period	2,702,222
Less: current portion of obligation	73,458

Long-term asset retirement obligation	$2,628,764

Note 6 — Price Risk Management Activities

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

We account for our derivative contracts as accounting hedges using mark-to-market accounting under FASB 133, Accounting for Derivative Instruments and Hedging Activities. During the three months ended March 31, 2007, we recognized gains on derivative contracts of $1,246,126 and unrealized losses of $4,574,216. During the three months ended March 31, 2006, we recognized losses on derivative contracts of $595,572 and unrealized gains of $9,073,532.

At March 31, 2007 and at December 31, 2006, the fair values of open derivative contracts net assets were approximately $759,491 and $5.3 million, respectively.

As of March 31, 2007, the following natural gas derivative contracts were outstanding with prices expressed in dollars per million British thermal units ($/MMBtu) and notional volumes in million British thermal units. For our natural gas derivative contracts, summer months apply to April through October and winter months apply to November through March.

			Collars
Instrument Type	Production Period	Volumes (MMBtu)	Weighted Average Floor Prices ($/MMBtu)	Weighted Average Cap Prices ($/MMBtu)
Collars (3 way)	Summer 2007	1,712,000	$5.75-$7.38	$10.50
Collars (3 way)	Winter 2007/2008	1,216,000	$6.00-$9.00	$14.80
Collars (3 way)	Summer 2008	1,712,000	$5.00-$7.00	$10.50
Traditional Collars	Summer 2007	856,000	$7.50	$9.75
Traditional Collars	Winter 2007/2008	608,000	$8.25	$11.25

Note 7 — Long-Term Debt

The following is a summary of our long-term debt at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Borrowings under bank credit facility	$74,000,000	$60,000,000
Note payable to a third party, annual installments of $53,000 through January 2011, interest-bearing at 8.25% annually, unsecured	174,570	210,227
Note payable to an individual, semi-monthly installments of $644, through September 2015, interest-bearing at 12.6% annually, unsecured	136,099	138,308
Salary continuation payable to an individual, semi-monthly installments of $3,958, through December 2015, non-interest-bearing (less amortization discount of $572,074, with an effective rate of 8.25%), unsecured	565,816	577,752

Total debt	74,876,485	60,926,287
Less current maturities included in current liabilities	(59,840)	(94,177)

Total long-term debt	$74,816,645	$60,832,110

We initially entered into a bank credit facility in December 2001. In January 2006, we amended and restated the bank credit facility and, among other things, extended the maturity date to January 6, 2011. In June 2006, the revolving credit facility was amended and restated and increased to $180 million and the borrowing base was increased to $150 million. Pursuant to the amended credit agreement, we have a $180 million revolving credit facility that permits us to borrow amounts from time to time based on the available borrowing base as determined in the credit agreement. The bank credit facility is secured by substantially all of our gas properties and the capital stock of our subsidiaries. The borrowing base under the bank credit facility is based upon the valuation of our gas properties as of June 30 and December 31 of each year and other factors deemed relevant by the lenders, including Bank of America as agent. The lenders may also request one additional borrowing base re-determination in any fiscal year.

As of March 31, 2007, we had $74 million of borrowings outstanding under our credit facility, resulting in a borrowing availability of $76 million under our $150 million borrowing base. For the three months ended March 31, 2007 we borrowed $22 million and made payments of $8 million under the credit facility. As of March 31, 2007 the outstanding balances on the revolving credit facility bear interest at either the bank’s adjusted base rate, which is the bank’s base rate, which is never less than the Federal Funds Rate plus 0.5%, or the adjusted LIBOR rate, plus a margin of 1.00% to 2.00%, based on borrowing base usage.

We are subject to certain restrictive financial and non-financial covenants under the credit agreement, including a minimum current ratio of 1.0 to 1.0, and a maximum rate of EBITDA to interest expense of 2.75 to 1.0, both as defined in the credit agreement. As of March 31, 2007, we were in compliance with all of the covenants in the credit agreement.

Note 8 — Common Stock

Effective January 24, 2006, our board of directors approved a four-for-one common stock split and increased our authorized capital stock from 40,000,000 shares of common stock to 135,000,000 shares of capital stock, consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock. Prior periods have been adjusted for the stock split.

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

For the three months ended March 31, 2007, we issued a total of 19,000 shares of common stock upon the exercise of stock options and 21,436 shares of restricted stock.

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

As of March 31, 2007, we have two stock-based award plans authorized, our 2005 Stock Option Plan and our 2006 Long-Term Incentive Plan. However, we will not grant any additional awards under our 2005 Stock Option Plan now that we have adopted the 2006 Long-Term Incentive Plan, but we will continue to issue shares of our common stock upon exercise of awards that we have previously granted under the 2005 Stock Option Plan.

The 2006 Long-Term Incentive Plan authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. The maximum number of shares available for grant under this plan is 2,000,000. The 2006 Long-Term Incentive Plan is available to our employees and independent directors and is designed to (1) attract and retain employees and independent directors, (2) further align their interest with shareholder interest and (3) closely link compensation with GeoMet’s performance. Generally, the exercise price of a stock option granted under this plan may not be less than the fair market value of the common stock on the date of grant. The options generally have a term of seven years, vest evenly over three years, except for awards that are performance based and options issued to directors.

Performance based awards vest when the performance criteria has been met. Options issued to our directors vested immediately.

Incentive Stock Options

The table below summarizes incentive stock option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	572,838	$6.32	4.26
Granted	168,975	8.30	7.00
Forfeited	3,378
Exercised	19,000	$4.08

Outstanding at March 31, 2007	719,435	$6.83	4.71	$2,084,155

Options exercisable at March 31, 2007	331,298	$2.98	2.74	$1,996,288

The total intrinsic value (market price less option price) of the incentive stock options exercised during the three months ended March 31, 2007 was $98,302, and we received $66,058 in cash from the exercise of the qualified stock options. The total intrinsic value (market price less option price) of options exercised during the three months ended March 31, 2006 was $1.7 million, and we received $0.246 million in cash.

On March 22, 2007, we granted 168,975 share-based option awards to certain of our employees with time vesting criteria. During the three months ended March 31, 2007, we recorded a compensation accrual of $116,997, which was allocated to general and administrative ($75,634), lease operating expenses ($5,146) and gas properties ($36,217). The future compensation cost of all the outstanding awards is $1,203,446 and will be amortized over the vesting period of such options. Our four executive officers and two other officers did not receive any of these awards.

During the three months ended March 31, 2006, we recorded a compensation expense accrual in the amount of $205,923 for an employee who exercised his options via a cashless exercise with no mature shares on the date of exercise. The total compensation expense accrual was then allocated to the full cost pool and lease operating expenses in the amount of $102,961 and $102,962, respectively. No stock options were granted during the three months ended March 31, 2006.

Significant assumptions used in determining the compensation costs included a dividend yield of 0%, expected volatility of 38.05%, risk-free interest rate of 4.43%, an expected term of 4.5 years, and a forfeiture rate of 1.5%.

Non-Qualified Stock Options

In conjunction with the sale of common stock to certain of our executive officers during 2000, we granted these officers options to acquire 400,000 shares of our common stock at $2.50 per share. The holders of the options also had a right to be issued additional options to acquire five percent of any additional common stock issued at a price of $2.50 per share. The executive officers were issued options to acquire 600,000 shares in conjunction with the issuance of 12,000,000 common shares in 2003 and were issued options to acquire 200,000 shares in conjunction with the issuance of 4,000,000 common shares in 2004. The options have a term of 10 years and are fully vested and exercisable.

The table below summarizes non-qualified stock option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,113,865	$3.14	6.15
Granted	—	—	—
Forfeited	—
Exercised	—	$—

Outstanding at March 31, 2007	1,113,865	$3.14	5.89	$6,603,680

Options exercisable at March 31, 2007	1,048,000	$2.50	5.91	$6,603,680

No non-qualified stock options were exercised or granted during the three months ended March 31, 2007. The total intrinsic value (current market price less option strike price) of options exercised during the three months ended March 31, 2006 was $1.7 million, and we received $0.4 million in cash.

Restricted Stock Awards

No restricted stock awards were granted during the three months ended March 31, 2007 and 2006. Restricted stock awards issued and outstanding at March 31, 2007 totaled 21,436, none of which have vested at March 31, 2007.

Note 10 — Commitments and Contingencies

Litigation—From time to time, we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not believe that the adverse effect on our financial condition, our results of operations or cash flows, if any, will be material except for the litigation discussed below.

El Paso Overriding Royalty Interest Dispute

We filed a claim in the 116th District Court of Dallas County, Texas on June 9, 2004 against El Paso Production Company, CMV Joint Venture and CDX Minerals, LLC seeking a declaratory judgment of our rights under a joint operating agreement covering certain properties in the White Oak Creek field in Alabama. We had previously entered into an agreement to sell our interests in the field to CDX, subject to a preferential right to purchase held by El Paso, which El Paso subsequently exercised. A dispute arose as to whether the preferential right granted under the agreement applied to overriding royalty interests and other related interests. We have asserted that the preferential right to purchase does not include overriding royalty interests, and that we are entitled to retain all overriding royalty interests we own in the field. The trial court rendered judgment in our favor, and El Paso appealed the decision of the trial court. The appellate court reversed the trial court’s decision in favor of El Paso and remanded the case to the trial court to determine whether El Paso is entitled to specific performance and damages (lost royalties). To date, El Paso has not paid us the allocated purchase price for the overriding royalties of approximately $10.5 million. We have received royalty payments from the disputed overriding royalty interests of approximately $8.6 million since April 2004. We have filed a petition for a rehearing with the appellate court and are considering additional legal options including further appeals, if necessary.

CNX Surface Use Disputes

We have completed the construction of a 12-mile pipeline, a portion of which traverses a right-of-way granted by Pocahontas Mining Limited Liability Company (“PMC”), which connects with and transports our gas production from the Pond Creek field to the Jewell Ridge Pipeline. CNX Gas Company LLC (“CNX”), the lessor of certain minerals underlying the PMC property, has claimed that it has the exclusive right to transport gas across the PMC property and that our right-of-way is invalid. We and PMC filed a complaint in the Circuit Court of Buchanan County, Virginia on May 26, 2006 against CNX seeking a temporary and permanent injunction, as well as a declaration of our rights under the right-of-way agreement that we entered into with PMC, the surface owner. On June 30, 2006, CNX filed a counterclaim against PMC and us seeking a declaratory judgment from the court that CNX has superior rights to our rights to the surface of the PMC property and that CNX has the exclusive right to construct pipelines, transport gas, and use roads on the PMC property.

In a hearing for summary judgment held on April 11, 2007, the Circuit Court ruled from the bench in a manner that created confusion among the parties to the lawsuit as to the actual intent of the Circuit Court’s ruling. As a result the parties to the lawsuit have filed competing orders with the Circuit Court each asserting a summary judgment in its favor. The Circuit Court has scheduled a hearing on May 23, 2007 for reconsideration and /or clarification of its order. In light of facts developed in discovery, the Circuit Court also granted a motion (which ruling is not in dispute) allowing PMC and us to amend our complaint to assert additional claims, remedies and grounds for relief against CNX including a pleading that the CBM lease between PMC and CNX (the “Lease”) should be declared void. In the event that the Circuit Court rules in favor of CNX at the May 23rd hearing, the Circuit Court will issue an interlocutory order declaring that the Lease granted CNX the exclusive right to transport gas across the PMC property and, therefore, our right-of-way agreement with PMC is invalid. In any event, the case will proceed on as to the additional issues set forth in our amended complaint,and a favorable outcome could render any unfavorable interpretation of the Lease, if so issued, moot Additionally, the Circuit Court ruled (also not subject to dispute) that we may continue to transport our Pond Creek gas production through our 12-mile pipeline pending the Circuit Court’s decision at the May 23rd hearing, as well as during the pendency of any appeal of the Circuit Court’s order at suchhearing. In the event of any unfavorable ruling by the Circuit Court we intend to appeal.

We believe that our right-of-way agreement across the PMC property is valid and enforceable and that we will ultimately prevail in the lawsuit. Our pipeline interconnect to the Jewell Ridge Pipeline has been completed and is fully operational. However, in the event we are unsuccessful in obtaining a favorable judgment in this lawsuit after all appeals have been exhausted, we may be required to cease transporting our gas through our pipeline across the PMC property and will be faced with a limited number of alternatives for transporting our gas production from the Pond Creek field. The most likely alternative would be paying CNX an access fee for any gas transported across the PMC property. However, we do not know at this time if this or any other transportation alternative can be accomplished and at what cost.

On January 19, 2007, CNX obtained a temporary injunction against our construction of the same 12-mile pipeline across 1,450 feet of a 32-acre tract in Tazewell County, Virginia. The tract of land in dispute has been owned by a large number of extended family members, from whom we have obtained approximately 81% control of the tract, either through purchases of undivided surface interests in the property or by entering into surface use and right-of-way easement agreements. During our pipeline construction process, CNX purchased a minority undivided surface interest in the property and filed a lawsuit seeking to enjoin the construction of our pipeline across the tract. On February 16, 2007, the Virginia Supreme Court vacated the temporary injunction, which allowed us to complete construction of our pipeline across the 32-acre tract. Both we and CNX have filed complaints to partition the 32-acre tract, and we believe that we will obtain full ownership of the portion of the property that our pipeline traverses. In the event we receive an unfavorable decision in the partitioning of the property in question, we may be required to remove our pipeline and construct an alternate route for our pipeline around this 32-acre tract at a cost of up to $1 million.

In the event we are required to seek any of the above alternatives to transporting our Pond Creek production through our 12-mile pipeline, assuming such alternatives are available, we may be unable to deliver our gas from the Pond Creek field to market for an extended period of time.

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

As of March 31, 2007, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Note 11 — Segment Information

We are engaged in the exploration, development and production of natural gas from coal seams (coal bed methane) primarily in the United States and Canada. The acquisition of Shamrock Energy LLC during the current quarter (see Note 1) added a gas marketing activity that added a second reportable segment to our core business of natural gas exploration, development and production. Prior to January 1, 2007, we consolidated Shamrock Energy LLC as a variable interest entity under FIN 46 (R) from August 1, 2006 to December 31, 2006. From January 1, 2006 through July 31, 2006, we sold substantially all of our gas production to Shamrock Energy LLC as a third party customer.

Using guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified two reportable segments; (1) exploration, development and production of natural gas and (2) marketing natural gas.

Information concerning our business activities is summarized as follows:

	Natural Gas Exploration & Production	Marketing Natural Gas	Eliminations	Total
As of and for the three months ended March 31, 2007:
Revenues from external customers	$12,139,955	$8,542,486	$—	$20,682,441
Intersegment revenues	$12,139,955	$—	$(12,139,955)	$—
Operating income (loss)	$(570,237)	$(21,284)	$—	$(591,521)
Total assets	$341,206,072	$9,183,621	$(5,625,524)	$344,764,169

All sales and operating income occurred in the United States. For the three months ended March 31, 2007, natural gas exploration and production cash capital expenditures were $16,203,285 in the United States and $1,829,670 in Canada. Marketing natural gas is not capital intensive and there were no capital expenditures for the three months ended March 31, 2007. We sell substantially all of our gas production to our natural gas marketing segment, Shamrock Energy LLC. One natural gas marketing customer accounted for approximately [18%] of the total consolidated revenues for the three months ended March 31, 2007.

Note 12 — Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Estimating the amount of valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that could trigger limits on use of net operating losses under Internal Revenue Code Section 382. We have a significant deferred tax asset associated with net operating loss carryforwards (NOLs). It is more likely than not that we will use the NOLs in the United States to offset current tax liabilities in future years.

Our effective tax rate differs from the federal statutory rate primarily due to losses in Canada that we are unable to benefit from. The Canadian losses are fully reserved because it is more likely than not that we will not use those NOL’s to offset current tax liabilities in future years.

Uncertain Tax Positions

We adopted the provisions of Fin 48 on January 1, 2007. As a result of the implementation of FIN 48, we identified $269,900 of unrecognized tax benefits, largely related to depletion methods used in years prior to 2006 from net deferred tax assets. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48 principally due to the size of our NOLs. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

As of January 1, 2007, we had $269,900 of unrecognized tax benefits. If recognized, the amount that would impact income tax expense is immaterial to the financial statements. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or the financial position.

We file a consolidated federal income tax return in the United States Federal jurisdiction and various combined and separate filings in Canada, and several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

Our continuing practice is to recognize estimated interest related to potential underpayment on any unrecognized tax benefits as a component of interest expense in the Consolidated Statement of Operations. Penalties, if incurred, would be recognized as a component of penalty expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the fiscal year ended December 31, 2006, which are included in our Annual Report on Form 10-K that we filed with the SEC on March 20, 2007.

Overview

We are an independent natural gas producer involved in the exploration, development, and production of natural gas from coal seams (“coalbed methane” or “CBM”). Our principal operations and producing properties are located in the Cahaba Basin in Alabama and the Appalachian Basin in West Virginia and Virginia. As of March 31, 2007, we control a total of approximately 284,000 net acres of coalbed methane development rights, primarily in Alabama, West Virginia, Virginia, Louisiana, Colorado, and British Columbia. We operate in two segments, natural gas exploration, development and production, exclusively within the continental United States and British Columbia, Canada and gas marketing in the United States.

Our focus is in developing two primary producing fields that we own and operate, the Gurnee field located in the Cahaba Basin and the Pond Creek field located in the central Appalachian Basin. In addition, we are exploring several projects including the Peace River project in British Columbia.

Our financial results are impacted by many factors such as the price of natural gas, our levels of production, and our ability to market our production. Commodity prices and production volumes are affected by changes in market demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas prices and levels of production, and, therefore, we cannot determine what effect increases or decreases will have on our capital program, future revenues and reserves. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas reserves at economical costs are critical to our long-term success.

For the three months ended March 31, 2007, gas sales quantities increased by 350 MMcf, or 26%, from the comparable period to 1,706 MMcf. The increase in sales was related to the continued development of our Cahaba and Pond Creek fields. Average gas sales prices for the three months ended March 31, 2007 decreased by $2.13 per Mcf, or 23%, from the comparable period to $6.95 per Mcf.

To reduce our exposure to fluctuations in natural gas prices, which have exhibited a high degree of volatility over the past several years, we periodically enter into derivative commodity instruments. Currently, we use collars and fixed-price swaps as our mechanism for hedging commodity prices. We account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in operating expense in the period of change. While we believe that the stabilization of prices and protection afforded us by providing a revenue floor for our sales is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising natural gas prices. Our policy is to enter into hedging transactions that increase our probability of achieving our targeted level of cash flows. As a result of these hedging positions, we recognized gains on derivative contracts of $1,246,126 and $4,574,216 in unrealized losses for the three months ended March 31, 2007. During the three months ended March 31, 2006, we recognized losses on derivative contracts of $595,572 and unrealized gains of $9,073,532.

We believe that our cash flow from operations and other financial resources such as borrowings under our credit facility, and proceeds from future equity offerings will provide us with the ability to develop our existing properties and finance our current exploration on unevaluated properties.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting polices are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2007.

Natural Gas Production - Producing Fields Operations Summary

The table below presents information on gas revenues, sales volumes, production expenses and per Mcf data for the three months ended March 31, 2007 and 2006. This table should be read with the discussion of the results of operations for the periods presented below (in thousands).

	Three Months Ended March 31,
	2007	2006
Gas sales	$11,848	$12,311

Lease operating expenses	$3,369	$2,841
Compression and transportation expenses	1,512	1,076
Production taxes	280	269

Total production expenses	$5,161	$4,186

Net sales volumes (MMcf)	1,706	1,356
Pond Creek field	1,066	869
Gurnee field	540	372
Per Mcf data ($/Mcf):
Average natural gas sales price	$6.95	$9.08
Average natural gas sales price realized(1)	$7.68	$8.64
Lease operating expenses	$1.97	$2.09
Pond Creek field	$1.67	$1.59
Gurnee field	$2.93	$3.92
Compression and transportation expenses	$0.88	$0.79
Pond Creek field	$1.18	$1.04
Gurnee field	$0.47	$0.47
Production taxes	$0.16	$0.21
Pond Creek field	$0.02	$0.02
Gurnee field	$0.41	$0.52
Total production expenses	$3.03	$3.09
Pond Creek field	$2.87	$2.65
Gurnee field	$3.82	$4.91
Depreciation, depletion and amortization	$1.22	$1.35

(1)	Average realized price includes the effects of realized (gains) losses on derivative contracts.

Results of Operations – Natural Gas Production

Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006

The following are selected items derived from our Consolidating Statement of Operations and their percentage changes from the comparable period are presented below.

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)
Gas sales	$11,848	$12,311	(4%)
Operating fees and other	292	—	(100%)

Total revenues	$12,140	$12,311	(4%)
Lease operating expenses	$3,369	$2,841	(19%)
Compression and transportation expenses	1,512	1,076	(40%)
Production taxes	280	269	(4%)
Depreciation, depletion and amortization	2,075	1,834	(13%)
Research and development	—	69	NM
General and administrative	2,145	1,020	(110%)
Realized losses (gains) on derivative contracts	(1,246)	596	NM
Unrealized (gains) from the change in market value of open derivative contracts	4,574	(9,074)	NM

Total operating expenses	$12,709	$(1,369)	NM

Income (loss) from natural gas production	$(569)	$13,680	NM

NM-Not Meaningful

Gas sales. Gas sales decreased by $0.463 million, or 4%, to $11.8 million compared to the prior year quarter. The decrease in gas sales was primarily a result of decreased average sales prices, which was partially offset by increased production. Production increased 26% while average gas prices decreased 23%, excluding hedging transactions. The $0.463 million decrease in gas sales consisted of a $3.6 million decrease in prices and a $3.2 million increase in production. The increase in production was principally attributable to the continued development activities at our Gurnee and Pond Creek fields.

Lease operating expenses. Lease operating expenses increased by $0.528 million, or 19%, to $3.4 million. The increase in lease operating expenses consisted of $0.733 million increase in production and $0.205 million decrease in costs. The decrease in costs is related to a decrease in well service activities compared to the prior year quarter.

Compression and transportation expenses. Compression and transportation expenses increased by $0.436 million, or 40%, to $1.5 million. The $0.436 million increase in compression and transportation expenses consisted of a $0.278 million increase in production and a $0.158 million increase in costs. The increase in costs is related to a increase in maintenance service activities on our compressors compared to the prior year quarter.

Production taxes. Production taxes increased by $0.011 million, or 4%, to $0.280 million. The production taxes increase of $0.011 million was primarily due to increased production, partially offset by decreasing average gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $0.241 million, or 13%, to $2.1 million. The depreciation, depletion and amortization increase of $0.241 million consisted of a $0.475 million increase in production and $0.232 million decrease in the depletion rate. However, the prior year quarter includes a $300,000 adjustment related to certain state taxes not recorded in prior periods. Excluding the $300,000 adjustment, the depletion rate is actually increasing from $1.13 per MCF to $1.22 MCF. The increase in the rate is due to increased future development costs and higher cost of drilling.

General and administrative. General and administrative expenses increased by $1.1 million or, 110%, to $2.1 million. The increase in general and administrative expenses was a result of increases in employee expenses (27%), professional services (207%), director and investor relations (151%), insurance expense (596%), office expenses (55%) and business taxes (73%). This increase was partially offset by increased overhead recoveries (36%). The largest dollar increases were in professional services that resulted from the increased audit fees, Sarbanes-Oxley compliance costs, taxes, legal services and employee expenses. The increase in general and administrative expenses was a result of expanding the overhead structure to support our growth and increased costs of being a public company.

Realized losses (gains) on derivative contracts. Realized gains on derivative contracts increased by $1.8 million to $1.2 million compared to a loss of $0.595 million in the prior year quarter. Realized losses represent net cash flow settlements paid to the counterparty, while realized gains represent net cash flow settlement paid to us from the counterparty. Realized losses occur when commodity gas prices or the derivative index price exceeds the derivative ceiling price. Conversely, realized gains occur when commodity gas prices go below the derivative floor price.

Unrealized losses (gains) from the change in market value of open derivative contracts. Unrealized gains from the change in market value of open derivative contracts resulted in a $4.6 million loss as compared to a $9.1 million gain in the prior year quarter. Unrealized losses and gains are non-cash transactions that occur when the corresponding asset or liability derivative contracts are marked to market at the end of each reporting period. Unrealized gains are recognized when the fair values of derivative assets increase or the fair value of derivative liabilities decrease. Unrealized losses are recognized when the fair values of derivative assets decrease or the fair values of derivative liabilities increase. The $4.6 million loss was a result of increased future commodity gas prices.

Results of Operations – Marketing Natural Gas

Three Ended Months March 31, 2007 compared with Months Ended March 31, 2006

The acquisition of Shamrock Energy LLC during the current quarter (see Note 1 of the unuadited consolidated financial statements) added a second reportable segment to our core business of natural gas exploration, development and production. This entity was previously consolidated as a variable entity from August 1 through December 31, 2006. From January 1, 2006 through July 31, 2006, we sold substantially all of our gas production to Shamrock Energy LLC as a third party customer.

The following are selected items derived from our Consolidating Statement of Operations and their percentage changes from the comparable period are presented below.

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)
Gas marketing	$8,542	$—	(100%)
Purchased gas	8,432	—	(100%)

Gross margin	110	—	(100%)
General and administrative expenses	131	—

Loss from marketing natural gas	$(21)	$—	(100%)

The loss from marketing natural gas is after elimination of inter-segment profit of $79,911.

Results of Operations – Corporate

Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006

Interest expense (net of amounts capitalized). Interest expense (net of amounts capitalized) increased by $0.012 million, or 1%, to $0.875 million. The increase was primarily due to higher outstanding debt and slightly higher interest rates. The increase in interest expense was offset by capitalization of interest expense with respect to our unevaluated gas properties. Capitalized interest totaled $0.312 million and $0.295 for the three months ended March 31, 2007 and 2006, respectively.

Income tax expense (benefit). Income tax benefit increased by $6.1 million to $0.462 million. The income tax benefit in the current quarter was due to (1) the pretax loss versus a pretax income in the comparable prior period and (2) an decrease in the effective tax rate for the current quarter to 31.1% from 44% in the comparable prior period. The principal drivers for the difference in the effective tax rate was (1) the prior period includes a tax adjustment related to certain state taxes not previously included in prior periods and (2) the current period includes Canadian losses that we are not able to recognize a benefit.

Liquidity and Capital Resources

Cash Flows and Liquidity

Cash flow from operations for the three months ended March 31, 2007 and 2006 were $3.9 million and $10.5 million, respectively. Cash flow from operations of $3.9 million for the three months ended March 31, 2007, combined together with net cash provided by financing activities of $14 million, were sufficient to fund net cash used in investing activities of $18 million, which primarily includes capital expenditures for the exploration and development of our gas properties. Net cash provided by financing activities includes $14 million related to the credit facility net borrowings.

As of March 31, 2007 and December 31, 2006, we had a working capital deficit of approximately $2.2 million and $1.6 million, respectively. At March 31, 2007, we had adequate cash flows from operating activities and adequate credit availability to fund our working capital deficits.

Based upon current expectations, we believe that our cash flow from operations and other financial resources such as borrowings under our credit facility and proceeds from future equity offerings will provide us with the ability to develop our existing properties and finance our current exploration on unevaluated properties.

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

We enter into hedging transactions that increase our statistical probability of achieving our targeted level of cash flows. We have at times hedged forward for periods of more than two years. We generally limit the amount of these hedges during periods of relatively high financial leverage to no more than 50% to 60% of the then expected gas production for such future period. We have historically used swaps, costless collars and three-way costless collars in our hedging activities. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum ceiling and a minimum floor future price. Three-way costless collars are similar to regular costless collars except that, in order to increase the ceiling price, we agree to limit the amount of the floor price protection to a predetermined amount, generally between $1.00 and $3.00 per MMBtu. Currently, our hedge strategy favors the use of three-way collars that allow us to retain more price upside. We have not designated any of our price risk management activities as accounting hedges and, therefore, have accounted for these transactions using the mark-to-market accounting method. Generally, we incur accounting losses during periods where prices rise above the level of our hedges and gains during periods where prices drop below the level of our hedges causing significant fluctuations in our statement of operations.

We believe that the use of derivative instruments does not expose us to material risk. However, the use of derivative instruments could materially affect our results of operations depending on the future prices of natural gas. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

We account for our derivative contracts as accounting hedges using mark-to-market accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2007, the following natural gas derivative contracts were outstanding with prices expressed in dollars per million British thermal units ($/MMBtu) and notional volumes in million British thermal units. The daily volumes that we hedge are equal during each production period. For our natural gas derivative contracts, summer months apply to April through October and winter months apply to November through March.

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

At March 31, 2007 and at December 31, 2006, the fair values of open derivative contracts net assets were approximately $759,491 and $5.3 million, respectively.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market of natural gas may have on the fair value of our derivative instruments. At March 31, 2007, the potential change in the fair value of our derivative contracts assuming a 10% increase in the underlying commodity price was a $2.3 million increase in the unrealized loss on derivative contracts reported on our unaudited consolidated statements of operations and comprehensive income.

We have reviewed the financial strength of our hedge counterparties and believe our credit risk to be minimal. Our hedge counterparties are participants in our credit agreement and the collateral for the outstanding borrowings under our credit agreement is used as collateral for our hedges.

Capital Expenditures and Capital Resources

The development of CBM fields requires substantial initial investment before meaningful production and resulting cash flows are realized. Among the factors that can be expected to affect our cash flows and liquidity are the characteristics of the field, the amount of water produced, the methods utilized to dispose of produced water, the transportation alternatives, and the timing and volume of initial and subsequent natural gas production volumes. We estimate total capital expenditures in 2007 will be approximately $69 million, with $59 million going toward the development of the Gurnee field and Pond Creek field. The decrease in capital expenditures from 2006 is approximately 15% and is primarily attributable to decreased development expenditures at our Gurnee field. Capital expenditures for the three months ended March 31, 2007 and 2006 were $17.9 million and $14.1 million, respectively, and have been primarily concentrated at our Pond Creek field, Gurnee field and in British Columbia.

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

We are subject to financial covenants requiring maintenance of a minimum current ratio and a minimum interest coverage ratio. Our ratio of consolidated current assets (defined to include amounts available under our borrowing base) to our consolidated current liabilities is not permitted to be less than 1 to 1 as of the end of any fiscal quarter, and our ratio of consolidated EBITDA for the four preceding quarters at the end of each fiscal quarter to the sum of our consolidated net interest expense for the same period plus letter of credit fees accruing during such quarter is not permitted to be less than 2.75 to 1. Consolidated EBITDA as defined in the amended credit agreement excludes other non-cash charges deducted in determining net income (loss), which would include unrealized gains and losses from the change in the market value of open derivative contracts. In addition, we are subject to covenants restricting or prohibiting cash dividends and other restricted payments, transactions with affiliates, incurrence of debt, consolidations and mergers, the level of operating leases, assets sales, investments in other entities, and liens on properties. A breach of any of the covenants imposed on us by the terms of our credit facility, including the financial covenants, could result in a default under such indebtedness. In the event of a default, the lenders could terminate their commitments to us, and they could accelerate the repayment of all of our indebtedness. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders could proceed against the collateral securing the facility. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

In addition, the borrowing base under our credit facility is re-determined semi-annually and may also be re-determined once each fiscal year for any reason upon request by lenders representing 66.66% of the total commitment under our credit facility. Re-determinations are based upon a number of factors, including commodity prices and reserve levels. The next scheduled re-determination is to commence as of June 30, 2007 and will be completed by December 31, 2007. Upon a re-determination, we could be required to repay a portion of our bank debt. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the credit facility and an acceleration of our indebtedness.

At March 31, 2007, $74 million was outstanding under our credit facility. Interest on the borrowings averaged 6.44% per annum. Borrowing availability at March 31, 2007 was $76 million. All of the debt outstanding under our credit facility accrues interest at floating or market rates. Fluctuations in market interest rates will cause our interest costs to fluctuate. Based upon the balance outstanding under our credit facility at March 31, 2007, a 1% change in market interest rates would have increased interest expense and negatively impacted our annual cash flows by approximately $740,000.

At March 31, 2007, we did not have any hedges in place to reduce our risk to increases in interest rates.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments.

Foreign Currency Exchange Rate Risk

We have exploratory operations in Canada and do not have operations in any other foreign countries. We do not hedge our foreign currency risk and are exposed to foreign currency exchange rate risk in the Canadian dollar. Because our Canadian project is exploratory, the effect of changes in the exchange rate does not impact our revenues or expenses but primarily affects the costs of unevaluated properties. We continue to monitor the foreign currency exchange rate in Canada and may implement measures to protect against the foreign currency exchange rate risk in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are engaged primarily in the exploration, development, and production of natural gas from coal seams (coalbed methane) in the U. S. and Canada. We operate in two segments, natural gas exploration, development and production, almost exclusively within the continental United States and British Columbia and gas marketing in the United States.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our chief executive officer and chief financial officer, on a timely basis to allow disclosure as required in this report.

Changes in Internal Controls Over Financial Reporting

During the period covered by this report, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial condition, results of operations or cash flows except for the litigation discussed below.

El Paso Overriding Royalty Interest Dispute

We filed a claim in the 116th District Court of Dallas County, Texas on June 9, 2004 against El Paso Production Company, CMV Joint Venture and CDX Minerals, LLC seeking a declaratory judgment of our rights under a joint operating agreement covering certain properties in the White Oak Creek field in Alabama. We had previously entered into an agreement to sell our interests in the field to CDX, subject to a preferential right to purchase held by El Paso, which El Paso subsequently exercised. A dispute arose as to whether the preferential right granted under the agreement applied to overriding royalty interests and other related interests. We have asserted that the preferential right to purchase does not include overriding royalty interests, and that we are entitled to retain all overriding royalty interests we own in the field. The trial court rendered judgment in our favor, and El Paso appealed the decision of the trial court. The appellate court reversed the trial court’s decision in favor of El Paso and remanded the case to the trial court to determine whether El Paso is entitled to specific performance and damages (lost royalties). To date, El Paso has not paid us the allocated purchase price for the overriding royalties of approximately $10.5 million. We have received royalty payments from the disputed overriding royalty interests of approximately $8.6 million since April 2004. We have filed a petition for a rehearing with the appellate court and are considering additional legal options including further appeals, if necessary.

CNX Surface Use Dispute

We have completed the construction of a 12-mile pipeline, a portion of which traverses a right-of-way granted by Pocahontas Mining Limited Liability Company (“PMC”), which connects with and transports our gas production from the Pond Creek field to the Jewell Ridge Pipeline. CNX Gas Company LLC (“CNX”), the lessee of certain minerals underlying the PMC property, has claimed that it has the exclusive right to transport gas across the PMC property and that our right-of-way is invalid. We and PMC filed a complaint in the Circuit Court of Buchanan County, Virginia on May 26, 2006 against CNX seeking a temporary and permanent injunction, as well as a declaration of our rights under the right-of-way agreement that we entered into with PMC, the surface owner. On June 30, 2006, CNX filed a counterclaim against PMC and us seeking a declaratory judgment from the court that CNX has superior rights to our rights to the surface of the PMC property and that CNX has the exclusive right to construct pipelines, transport gas, and use roads on the PMC property.

In a hearing for summary judgment held on April 11, 2007, the Circuit Court ruled from the bench in a manner that created confusion among the parties to the lawsuit as to the actual intent of the Circuit Court’s ruling. As a result the parties to the lawsuit have filed competing orders with the Circuit Court each asserting a summary judgment in its favor. The Circuit Court has scheduled a hearing on May 23, 2007 for reconsideration and /or clarification of its order. In light of facts developed in discovery, the Circuit Court also granted a motion (which ruling is not in dispute) allowing PMC and us to amend our complaint to assert additional claims, remedies and grounds for relief against CNX including a pleading that the CBM lease between PMC and CNX (the “Lease”) should be declared void. In the event that the Circuit Court rules in favor of CNX at the May 23rd hearing, the Circuit Court will issue an interlocutory order declaring that the Lease granted CNX the exclusive right to transport gas across the PMC property and, therefore, our right-of-way agreement with PMC is invalid. In any event, the case will proceed on as to the additional issues set forth in our amended complaint, and a favorable outcome could render any unfavorable interpretation of the Lease, if so issued, moot Additionally, the Circuit Court ruled (also not subject to dispute) that we may continue to transport our Pond Creek gas production through our 12-mile pipeline pending the Circuit Court’s decision at the May 23rd hearing, as well as during the pendency of any appeal of the Circuit Court’s order at suchhearing. In the event of any unfavorable ruling by the Circuit Court we intend to appeal.

We believe that our right-of-way agreement across the PMC property is valid and enforceable and that we will ultimately prevail in the lawsuit. Our pipeline interconnect to the Jewell Ridge Pipeline has been completed and is fully operational. However, in the event we are unsuccessful in obtaining a favorable judgment in this lawsuit after all appeals have been exhausted, we may be required to cease transporting our gas through our pipeline across the PMC property and will be faced with a limited number of alternatives for transporting our gas production from the Pond Creek field. The most likely alternative would be paying CNX an access fee for any gas transported across the PMC property. However, we do not know at this time if this or any other transportation alternative can be accomplished and at what cost.

On January 19, 2007, CNX obtained a temporary injunction against our construction of the same 12-mile pipeline across 1,450 feet of a 32-acre tract in Tazewell County, Virginia. The tract of land in dispute has been owned by a large number of extended family members, from whom we have obtained approximately 81% control of the tract, either through purchases of undivided surface interests in the property or by entering into surface use and right-of-way easement agreements. During our pipeline construction process, CNX purchased a minority undivided surface interest in the property and filed a lawsuit seeking to enjoin the construction of our pipeline across the tract. On February 16, 2007, the Virginia Supreme Court vacated the temporary injunction, which allowed us to complete construction of our pipeline across the 32-acre tract. Both we and CNX have filed complaints to partition the 32-acre tract, and we believe that we will obtain full ownership of the portion of the property that our pipeline traverses. In the event we receive an unfavorable decision in the partitioning of the property in question, we may be required to remove our pipeline and construct an alternate route for our pipeline around this 32-acre tract at a cost of up to $1 million.

In the event we are required to seek any of the above alternatives to transporting our Pond Creek production through our 12-mile pipeline, assuming such alternatives are available, we may be unable to deliver our gas from the Pond Creek field to market for an extended period of time.

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

As of March 31, 2007, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

GeoMet, Inc.

Date: May 10, 2007	By:	/s/ William C. Rankin
William C. Rankin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibits

31.1*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Attached hereto