Form 10-Q
period 2009-03-31
GeoMet, Inc.
filed 2009-05-08
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2009, there were 39,471,820 shares issued and outstanding of GeoMet, Inc.’s common stock, par value $0.001 per share.

Part I. Financial Information

Item 1.	Financial Statements

GEOMET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,543,689	$2,096,561
Accounts receivable, both amounts net of allowance of $60,848	2,925,170	5,364,456
Inventory	2,805,310	3,339,228
Derivative asset	7,487,812	6,596,360
Other current assets	379,961	541,311

Total current assets	15,141,942	17,937,916
Gas properties—utilizing the full cost method of accounting:
Proved gas properties	450,677,750	447,968,536
Unevaluated gas properties, not subject to amortization	39,961	5,017
Other property and equipment	3,479,918	3,429,890

Total property and equipment	454,197,629	451,403,443
Less accumulated depreciation, depletion, amortization and impairment of gas properties	(235,370,209)	(93,104,323)

Property and equipment—net	218,827,420	358,299,120
Other noncurrent assets:
Derivative asset	21,563	723,669
Deferred income taxes	9,081,536	—
Other	705,069	639,648

Total other noncurrent assets	9,808,168	1,363,317

TOTAL ASSETS	$243,777,530	$377,600,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,435,966	$13,384,675
Accrued liabilities	2,465,405	2,623,640
Deferred income taxes	2,439,223	2,426,798
Derivative liability	854,539	714,903
Asset retirement liability	115,804	117,423
Current portion of long-term debt	116,802	111,767

Total current liabilities	12,427,739	19,379,206
Long-term debt	121,554,226	117,117,955
Asset retirement liability	4,464,736	4,348,938
Other long-term accrued liabilities	97,745	105,890
Derivative liability	245,279	374,489
Deferred income taxes	—	43,841,950

TOTAL LIABILITIES	138,789,725	185,168,428
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized 10,000,000, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; issued and outstanding 39,471,820 and 39,305,152 at March 31, 2009 and December 31, 2008, respectively	39,472	39,050
Treasury stock—10,432 shares	(93,811)	(93,811)
Paid-in capital	189,070,720	188,692,242
Accumulated other comprehensive loss	(2,494,446)	(2,399,992)
Retained (deficit) earnings	(81,303,032)	6,422,772
Less notes receivable	(231,098)	(228,336)

Total stockholders’ equity	104,987,805	192,431,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,777,530	$377,600,353

See accompanying Notes to Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Gas sales	$9,452,509	$15,581,178
Operating fees and other	98,011	297,629

Total revenues	9,550,520	15,878,807
Expenses:
Lease operating expense	4,569,317	3,751,326
Compression and transportation expense	1,450,124	1,042,809
Production taxes	367,062	421,936
Depreciation, depletion and amortization	3,036,731	2,459,329
Impairment of gas properties	139,712,471	—
General and administrative	2,972,612	2,492,470
Realized gains on derivative contracts	(2,723,304)	(861,828)
Unrealized (gains) losses from the change in market value of open derivative contracts	(185,883)	8,646,663

Total operating expenses	149,199,130	17,952,705
Operating loss	(139,648,610)	(2,073,898)
Other income (expense):
Interest income	9,960	6,777
Interest expense (net of amounts capitalized)	(983,045)	(1,303,193)
Other	(1,018)	(5,549)

Total other income (expense):	(974,103)	(1,301,965)

Loss before income taxes	(140,622,713)	(3,375,863)
Income tax benefit	(52,896,909)	(1,233,920)

Net loss	$(87,725,804)	$(2,141,943)

Loss per share:
Net loss
Basic	$(2.25)	$(0.05)

Diluted	$(2.25)	$(0.05)

Weighted average number of common shares:
Basic	38,923,572	39,004,402

Diluted	38,923,572	39,004,402

See accompanying Notes to Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net loss	$(87,725,804)	$(2,141,943)
Gain (loss) on foreign currency translation adjustment	95,393	(679,480)
Loss on interest rate swap, net of tax	(939)	(760,319)

Other comprehensive loss	$(87,631,350)	$(3,581,742)

See accompanying Notes to Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(87,725,804)	$(2,141,943)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	3,036,731	2,459,329
Impairment of gas properties	139,712,471	—
Amortization of debt issuance costs	42,495	42,991
Deferred income tax benefit	(52,903,159)	(1,233,920)
Unrealized (gains) losses from the change in market value of open derivative contracts	(185,883)	8,646,663
Stock-based compensation	312,433	188,306
Loss on sale of other assets	31,152	17,084
Accretion expense	107,413	83,797
Changes in operating assets and liabilities:
Accounts receivable	2,415,286	(1,143,381)
Inventory	122,099	142,265
Other current assets	161,350	175,104
Accounts payable	(2,517,885)	(790,605)
Other accrued liabilities	(416,171)	(2,599,613)

Net cash provided by operating activities	2,192,528	3,846,077
Cash flows used in investing activities:
Capital expenditures	(7,041,411)	(7,234,087)
Proceeds from sale of other property and equipment	18,548	18,500
Other assets	(107,915)	5,754

Net cash used in investing activities	(7,130,778)	(7,209,833)
Cash flows provided by financing activities:
Proceeds from exercise of stock options	—	67,880
Proceeds from revolver borrowings	16,500,000	20,500,000
Payments on revolver	(12,000,000)	(16,000,000)
Payments on other debt	(58,694)	(54,063)

Net cash provided by financing activities	4,441,306	4,513,817
Effect of exchange rate changes on cash	(55,928)	144,348

(Decrease) increase in cash and cash equivalents	(552,872)	1,294,409
Cash and cash equivalents at beginning of period	2,096,561	1,540,516

Cash and cash equivalents at end of period	$1,543,689	$2,834,925

Significant noncash investing and financing activities:
Accrued capital expenditures	$1,409,739	$1,827,946

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

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with the guidelines of interim reporting; therefore, they do not include all disclosures required for our year-end audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim period results are not necessarily indicative of results of operations or cash flows for the full year. These unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2008 and the accompanying notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009.

Note 2 — Recent Pronouncements

Recent FASB Staff Positions – On April 9, 2009, the FASB issued three Staff Positions (“FSP”) effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 as follows:

(1)	Determining Fair Value When Market Activity Has Decreased — FSP FAS 157-4, which applies to all assets and liabilities (i.e., financial and nonfinancial), reemphasizes that the objective of fair value remains unchanged (i.e., an exit price notion). FSP FAS 157-4 provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 also emphasizes that an entity cannot presume that an observable transaction price is not orderly even when there has been a significant decline in the volume and level of activity. FSP FAS 157-4 also requires enhanced disclosures.

(2)	Other-Than-Temporary Impairment (OTTI) — FSP FAS 115-2/124-2 provides a new OTTI model for debt securities only. Equity securities will continue to apply the existing OTTI model. The FSP shifts the focus for debt securities from an entity’s intent to hold until recovery to its intent to sell. FSP FAS 115-2/124-2 also requires entities to initially apply the provisions of the standard to certain previously other-than-temporarily impaired debt instruments existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. FSP FAS 115-2/124-2 also requires enhanced disclosures.

(3)	Interim Fair Value Disclosures for Financial Instruments — FSP FAS 107-1/APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods. The disclosure requirements of FSP FAS 107-1/APB 28-1 only apply to public entities. FSP FAS 107-1/APB 28-1 does not require interim disclosures of credit or market risks also discussed in Statement 107.

We do not expect this guidance to have a significant impact on us. “We will adopt the new staff positions as of June 30, 2009. We are currently evaluating the provisions of the staff positions and assessing the impact, if any, they may have on our financial position and results of operations.”

Recent SEC Rule-Making Activity – In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices – Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves – Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines – Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies – Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserve Personnel and Estimation Process – Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources – The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We are currently evaluating the new rules and assessing the impact they will have on our reported gas reserves. The SEC is coordinating with the Financial Accounting Standards Board to obtain the revisions necessary to SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and SFAS 69 to provide consistency with the new rules.

In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date.

Note 3 — Loss Per Share

Loss Per Share of Common Stock – Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Dilutive loss per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. A reconciliation of the numerator and denominator is as follows:

	Three Months Ended March 31,
	2009	2008
Net loss per share:
Basic-net loss per share	$(2.25)	$(0.05)

Diluted-net loss per share	$(2.25)	$(0.05)

Numerator:
Net loss available to common stockholders	$(87,725,804)	$(2,141,943)

Denominator:
Weighted average shares outstanding-basic	38,923,572	39,004,402
Add potentially dilutive securities:
Stock options	—	—

Dilutive securities	38,923,572	39,004,402

Diluted net loss per share for the three months ended March 31, 2009 excluded the effect of outstanding options to purchase 2,459,131 shares because we reported a net loss which caused options to be anti-dilutive. Diluted net loss per share for the three months ended March 31, 2008 excluded the effect of outstanding options to purchase 1,918,666 shares because we reported a net loss which caused options to be anti-dilutive.

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

Estimation of proved gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during future reporting periods. No gains or losses are recognized upon the sale or disposition of gas properties unless the sale or disposition represents a significant quantity of gas reserves which would have a significant impact on the depreciation, depletion and amortization rate.

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

At March 31, 2009, the carrying value of the Company’s gas properties in the U.S. and Canada exceeded the full cost ceiling limitation by $112.9 million, net of income tax of $68.5 million, based upon a natural gas price of approximately $3.73 per Mcf in effect at that date. However, as allowed by the guidelines of the SEC, since gas prices have significantly increased subsequent to March 31, 2009, a recalculation of the ceiling limitation has been performed. Based upon a natural gas price of approximately $4.21 per Mcf in effect at May 7, 2009, the following impairments were recorded as of March 31, 2009 to those gas properties:

	United States	Canada	Total
Impairment of gas properties	$138,371,631	$1,340,840	$139,712,471
Deferred income tax benefit	(52,858,029)	—	(52,858,029)

Impairment of gas properties, net of tax	$85,513,602	$1,340,840	$86,854,442

Note 5 — Asset Retirement Liability

We record an asset retirement obligation (“ARO”) on the consolidated balance sheets and capitalize the asset retirement costs in gas properties in the period in which the retirement obligation is incurred. The amount of the ARO and the costs capitalized are equal to the estimated future costs to satisfy the obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date we incurred the abandonment obligation using an assumed interest rate. Once the ARO is recorded, it is then accreted to its estimated future value using the same assumed interest rate.

The following table details the changes to our asset retirement liability for the three months ended March 31, 2009:

Current portion of liability at January 1, 2009	$117,423
Add: Long-term asset retirement liability at January 1, 2009	4,348,938

Asset retirement liability at January 1, 2009	4,466,361
Liabilities incurred	6,914
Liabilities settled	(835)
Accretion	112,682
Foreign currency translation	(4,582)

Asset retirement liability at March 31, 2009	4,580,540
Less: Current portion of liability	(115,804)

Long-term asset retirement liability	$4,464,736

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

We enter into hedging transactions that increase our statistical probability of achieving our targeted level of cash flows and at times hedge forward for periods of more than two years. We generally limit the amount of these hedges during any period to no more than 50% to 60% of the then expected gas production for such future periods. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum ceiling (a sold ceiling) and a minimum floor (a bought floor) future price. Three-way costless collars are similar to regular costless collars except that, in order to increase the ceiling price, we agree to limit the amount of the floor price protection (through a sold floor) to a predetermined amount, generally between $2.00 and $3.00 per MMBtu below the bought floor. We have accounted for these transactions using the mark-to-market accounting method. Generally, we incur accounting losses on derivatives during periods where prices are rising and gains during periods where prices are falling which may cause significant fluctuations in our consolidated statement of operations.

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

The following (gains) losses on our hedging instruments included in the consolidated statements of operations and other comprehensive income are as follows:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Other Comprehensive Income

for the Three Months Ended March 31, 2009 and 2008

Derivatives	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative

		2009	2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Interest expense (net of amounts capitalized)	$209,240	$(47,764)

Total gain (loss)		$209,240	$(47,764)

Derivatives not designated as hedging instruments under SFAS 133
Natural gas collar positions	Realized gains on derivative contracts	$(2,723,304)	$(861,828)
Natural gas collar positions	Unrealized (gains) losses from the change in market value of open derivative contracts	(185,883)	8,646,663

Total gain (loss)		$(2,909,187)	$7,784,835

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate contracts	$(216,202)	$(712,555)	Interest expense	$(209,240)	$47,764	Other income/(expense)	$—	$—

Total	$(216,202)	$(712,555)		$(209,240)	$47,764		$—	$—

Commodity Price Risk and Related Hedging Activities

At March 31, 2009, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Sold Floor	Fair Value
April through October 2009	1,284,000	$10.00	$7.50	$5.25	$2,672,716
April through October 2009	1,284,000	$10.00	$8.50	$6.50	$2,468,931
November 2009 through March 2010	906,000	$11.20	$9.50	$7.00	$1,854,889
November 2009 through March 2010	604,000	$6.65	$5.50	$3.50	$106,087
April through October 2010	856,000	$6.80	$5.50	$3.50	$18,100

					$7,120,723

At March 31, 2009, we had the following natural gas swap position:

Period	Volume (MMBtu)	Price	Fair Value
April through October 2009	856,000	$4.47	$385,189

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

We use fixed rate swaps to limit our exposure to fluctuations in interest rates with the objective of realizing a fixed cash flow stream from these activities. At March 31, 2009, we had the following interest rate swaps:

Description	Effective date	Designated maturity date	Fixed rate (1)	Notional amount	Fair Value
Floating-to-fixed swap	12/14/2007	12/14/2010	3.86%	$15,000,000	$(601,712)
Floating-to-fixed swap	1/3/2008	1/4/2010	3.95%	$10,000,000	$(262,091)
Floating-to-fixed swap	3/25/2008	3/25/2010	2.38%	$10,000,000	$(117,103)
Floating-to-fixed swap	5/13/2008	5/13/2010	3.07%	$5,000,000	$(106,613)
Floating-to-fixed swap	1/6/2009	1/6/2011	1.38%	$5,000,000	$(8,836)

					$(1,096,355)

(1)	The floating rate paid by the counterparty is the British Bankers’ Association LIBOR rate.

For the three months ended March 31, 2009, there was no ineffective portion of our cash flow hedges. We have reviewed the financial strength of our hedge counterparties and believe our credit risk to be minimal. Our hedge counterparties are participants in our credit agreement and the collateral for the outstanding borrowings under our credit agreement is used as collateral for our hedges. We do not have rights to collateral from our counterparties, nor do we have rights of offset against borrowings under our credit agreement.

The application of SFAS 157 currently applies to our derivative instruments. Under the provisions of SFAS 157, we estimate the fair value of our natural gas hedges and interest rate swaps using the income approach. The income approach uses valuation techniques that convert future cash flows to a single discounted value. SFAS 157 clarifies that a fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our counterparties’ and our credit risk, we have considered the effect of our credit risk on the fair value of the liabilities stated below. This consideration involved discounting our counterparties’ and our liabilities based on the difference between the S&P credit rating of a comparable company to ours and the 13-week Treasury bill rate, both at March 31, 2009. The following is a description of the valuation methodologies used for our derivative instruments measured at fair value:

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

Based on the use of observable market inputs, we have designated these types of instruments as Level 2 for SFAS 157 reporting purposes. The fair value of our derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Derivative asset (current)	$—	Derivative asset (current)	$—	Derivative liability (current)	$854,539	Derivative liability (current)	$714,903
Interest rate swaps	Derivative asset (non-current)	3,464	Derivative asset (non-current)	—	Derivative liability (non-current)	245,279	Derivative liability (non-current)	374,489

Total derivatives designated as hedging instruments under SFAS 133		$3,464		$—		$1,099,818		$1,089,392

Derivatives not designated as hedging instruments under SFAS 133
Natural gas collar positions	Derivative asset (current)	$7,102,623	Derivative asset (current)	$6,596,360	Derivative liability (current)	$—	Derivative liability (current)	$—
Natural gas collar positions	Derivative asset (non-current)	$18,099	Derivative asset (non-current)	$723,669	Derivative liability (non-current)	$—	Derivative liability (non-current)	$—
Natural gas swap positions	Derivative asset (current)	385,189	Derivative asset (non-current)	—	Derivative liability (non-current)	—	Derivative liability (non-current)	—

Total derivatives not designated as hedging instruments under SFAS 133		$7,505,911		$7,320,029		$—		$—

Note 7 — Long-Term Debt

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

As of March 31, 2009, we had $121.0 million of borrowings outstanding under our revolving credit facility, resulting in a borrowing availability of $19.0 million under our $140.0 million borrowing base. For the three months ended March 31, 2009 and 2008 we borrowed $16.5 million and $20.5 million, respectively, and made payments of $12.0 million and $16.0 million, respectively, under the revolving credit facility. The outstanding balances on the revolving credit facility bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 1.375% to 2.125% based on borrowing base usage, or (b) the adjusted LIBOR rate, plus a margin of 2.25% to 3.00%, based on borrowing base usage. The rates at March 31, 2009 and December 31, 2008, excluding the effect of our interest rate swaps, were 3.52% and 2.49%, respectively. For the three months ended March 31, 2009 and 2008, interest on the borrowings averaged 3.31% per annum and 4.28% per annum, respectively.

The following is a summary of our long-term debt at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Borrowings under revolving credit facility	$121,000,000	$116,500,000
Note payable to a third party, annual installments of $53,000 through January 2011, interest-bearing at 8.25% annually, unsecured	115,897	135,972
Note payable to an individual, semi-monthly installments of $644, through September 2015, interest-bearing at 12.6% annually, unsecured	94,190	118,735
Salary continuation payable to an individual, semi-monthly installments of $3,958, through December 2015, non-interest-bearing (less amortization discount of $572,074, with an effective rate of 8.25%), unsecured	460,941	475,015

Total debt	121,671,028	117,229,722
Less current maturities included in current liabilities	(116,802)	(111,767)

Total long-term debt	$121,554,226	$117,117,955

We are subject to certain restrictive financial and non-financial covenants under the credit agreement, including a minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability, of 1.0 to 1.0, and a rate of consolidated EBITDA to interest expense of up to 2.75 to 1.0, both as defined in the credit agreement. As of March 31, 2009, we were in compliance with all of the financial covenants in the credit agreement.

The fair value of long-term debt at March 31, 2009 and December 31, 2008 was approximately $98,773,958 and $92,485,449, respectively. SFAS 157 clarifies that a fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our credit risk, we have considered the effect of our credit risk on the fair value of the long-term debt. This consideration involved discounting our long-term debt based on the difference between the S&P credit rating of a comparable company to ours and the stated interest rates of the debt instruments included our long-term debt, both at March 31, 2009.

Note 8 — Common Stock

At March 31, 2009 and December 31, 2008, there were 39,471,820 and 39,305,152 shares, respectively, of common stock outstanding, both including 10,432 shares of treasury stock held by the Company. For the three months ended March 31, 2009 and 2008, a total of zero and 40,337 shares, respectively, of common stock were issued upon the exercise of stock options granted under our 2005 Stock Option Plan. For the three months ended March 31, 2009, we issued 166,668 shares of common stock to our independent directors, representing 50% of their annual retainer. For the three months ended March 31, 2008, we issued 253,806 shares of restricted stock to key employees of the Company, as well as 5 executive officers and two other officers of the Company, and 18,720 shares of common stock to our independent directors, representing 50% of their annual retainer. Additionally, for the three months ended March 31, 2009 and 2008, zero shares and 4,891 shares of restricted stock, respectively, were forfeited.

Note 9 — Share-Based Awards

As of March 31, 2009, we have two stock-based award plans authorized, which include our 2005 Stock Option Plan and our 2006 Long-Term Incentive Plan. However, we will not grant any additional awards under our 2005 Stock Option Plan now that we have adopted our 2006 Long-Term Incentive Plan, although we will continue to issue shares of our common stock upon exercise of awards previously granted under the 2005 Stock Option Plan.

Our 2006 Long-Term Incentive Plan authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. A maximum of 4,000,000 shares is available for grant under this plan. The 2006 Long-Term Incentive Plan is available to our employees and independent directors and is designed to attract and retain employees and independent directors, to further align the interests of our employees and independent directors with the interests of our stockholders, and to closely link compensation with our performance. The exercise price of stock options granted under this plan may not be less than the fair market value of the common stock on the date of grant. The options generally have a term of seven years and vest evenly over three years, except performance based awards and options issued to directors. Performance based awards granted under the 2006 Long-Term Incentive Plan vest once the performance criteria have been met. Performance based awards issued to our directors vest immediately.

During the three months ended March 31, 2009, we recorded a compensation expense accrual of $376,137 which was allocated among lease operating expenses ($26,570), general and administrative expenses ($285,864), and capitalized to unevaluated gas properties ($63,704). The future compensation cost of all the outstanding awards is $1,725,646 which will be amortized over the vesting period of such stock options and restricted stock. The weighted average remaining useful life of the future compensation cost is 1.39 years.

During the three months ended March 31, 2009, 720,519 stock options were granted. The significant assumptions used in determining the compensation costs included a expected volatility of 56.10%, risk-free interest rate of 1.25%, an expected term of 4.5 years, forfeiture rates from 5% to 15%, and no expected dividends. For the three months ended March 31, 2008, no stock options were granted.

Incentive Stock Options

The table below summarizes incentive stock option activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	477,169	$8.09
Granted	606,507	$0.72
Transferred	(12,048)	$8.30
Forfeited	(18,644)	$1.51

Outstanding at March 31, 2009	1,052,984	$3.96	5.86	$—

Options exercisable at March 31, 2009	256,466	$8.29	3.82	$—

During the three months ended March 31, 2009, 606,507 incentive stock options were granted with a weighted average grant-date fair value of $200,147. During the three months ended March 31, 2009, no incentive stock options were exercised. During the three months ended March 31, 2008, no incentive stock options were granted and the total intrinsic value of the 40,337 incentive stock options exercised was $157,308.

Non-Qualified Stock Options

The table below summarizes non-qualified stock option activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,280,087	$3.87
Granted	114,012	$0.72
Transferred	12,048	$8.30

Outstanding at March 31, 2009	1,406,147	$3.65	3.75	$—

Options exercisable at March 31, 2009	1,160,329	$3.35	3.96	$—

During the three months ended March 31, 2009, 114,012 non-qualified stock options were granted with a weighted average grant-date fair value of $38,192. During the three months ended March 31, 2009, no non-qualified stock options were exercised. During the three months ended March 31, 2008, no non-qualified stock options were granted or exercised.

Restricted Stock Awards

The table below summarizes non-vested restricted stock awards activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Value at Grant Date
Non-vested restricted stock at December 31, 2008	401,075	$6.60
Vested	(48,397)	$6.41

Non-vested restricted stock at March 31, 2009	352,678	$6.61

On March 24, 2009, 48,397 shares of restricted stock vested. The fair value of the shares that vested on that date was $31,458.

Note 10 — Commitments and Contingencies

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

Environmental and Regulatory

As of March 31, 2009, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Note 11 — Income Taxes

Our effective tax rate differs from the federal statutory rate primarily due to net operating losses in Canada and certain states from which we are currently unable to benefit, as well as state income taxes. The Canadian and state net operating losses are fully reserved because it is more likely than not that we will not use those NOL’s to offset current tax liabilities in future years. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2010. For tax reporting purposes, we have federal and state NOL’s of approximately $83.1 million and $6.2 million, respectively, at March 31, 2009 that are available to reduce future taxable income. If not utilized, the federal carryforwards would begin to expire in 2022. Certain immaterial portions of the state NOL’s will expire prior to 2022.

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

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the fiscal year ended December 31, 2008, which are included in our Annual Report on Form 10-K that we filed with the Securities Exchange Commission on March 13, 2009.

Overview

GeoMet, Inc. is an independent energy company primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”) and non-conventional shallow gas. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator and developer of coalbed methane properties since 1993. Our principal operations and producing properties are located in the Cahaba Basin in Alabama and the central Appalachian Basin in West Virginia and Virginia. We also control additional coalbed methane and oil and gas development rights, principally in Alabama, British Columbia, Virginia, and West Virginia. As of March 31, 2009, we control a total of approximately 230,000 net acres of coalbed methane and oil and gas development rights.

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

Impact of Current Credit Market Conditions and Decreasing Natural Gas Prices

Changes in natural gas prices significantly affect our revenues, financial condition, cash flows and borrowing capacity. Markets for natural gas have historically been volatile and we expect this trend to continue. Prices for natural gas may fluctuate in response to changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict the prices we will receive for our natural gas. Accordingly, any significant or sustained declines in natural gas prices may materially adversely affect our financial condition, operating results, liquidity and ability to obtain financing. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. A decline in natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Our capital expenditure budgets are highly dependent on future natural gas prices.

        At March 31, 2009, the carrying value of the Company’s gas properties in the U.S. and Canada exceeded the full cost ceiling limitation by $112.9 million, net of income tax of $68.5 million, based upon a natural gas price of approximately $3.73 per Mcf in effect at that date. However, as allowed by the guidelines of the SEC, since gas prices have significantly increased subsequent to March 31, 2009, a recalculation of the ceiling limitation has been performed. At May 7, 2009, the carrying value of the Company’s gas properties in the U.S. and Canada exceeded the full cost ceiling limitation by $86.9 million, net of income tax of $52.8 million, based upon a natural gas price of approximately $4.21 per Mcf in effect at that date. A decline in prices received for gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of an impairment of our gas properties in a future period. Holding all factors constant other than natural gas prices, a 10% and 20% decline in the price of $4.21 per Mcf used as of March 31, 2009 would have resulted in an additional ceiling test impairment of approximately 19% and 38%, respectively, of our full cost pool.

We believe that we are positioned to continue operations in the current credit market environment. We believe we have attributes that are beneficial to operations in today’s conditions including over $1.5 million in cash, $19 million available under our revolving credit facility, premium natural gas pricing due to the geographic our location of our properties, and long-lived reserves with shallow, almost flat, production decline rates.

Trends

Our business is influenced by trends that affect the natural gas industry. In particular, recent declines in natural gas prices and recent economic trends could adversely affect our business, liquidity, results of operations and financial condition.

Our business is increasingly subject to the adverse recent trends in the global capital markets. The recent events in the credit and stock markets indicate a high likelihood of a continuation of, and probable further expansion of, the economic weakness in the U.S. economy that began over one year ago. The spillover of deepening fears about our banking system may adversely impact investor confidence in us, our banking relationships, and the liquidity and financial condition of third parties with whom we conduct operations.

We expect to face continuing challenges resulting from weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various financial issuers, unresolved issues with structured investment vehicles, deleveraging of financial institutions and hedge funds and dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, defaults, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our liquidity, results of operations, financial condition or cash flows through realized losses, and impairments.

Although we expect to experience a reduction in the level of our capital spending in 2009, we have implemented significant countermeasures to reduce costs in response to the above referenced trend in order to enhance our ability to execute our business strategy. Other steps that could be implemented in light of the current adverse trends include selling assets, entering into joint venture agreements with industry partners to reduce our costs, or alternate forms of financing.

The natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of natural gas reserves. Historically, our capital expenditures have been financed primarily with internally generated cash from operations, proceeds from bank borrowings, and industry joint venture arrangements. The continued availability of these capital sources depends upon a number of variables, including proved reserves, production from existing wells, the sales prices for natural gas, our ability to acquire, locate and produce new reserves, and events occurring within the global capital markets. Except for the existing revolving credit facility we have with our bank lenders, we do not currently have any agreements for future financing and there can be no assurance as to the availability or terms of any such future financing.

Operational Developments

Pond Creek—We connected 3 new wells to sales in the three months ended March 31, 2009, giving us a total of 245 productive wells in the Pond Creek field. Net gas sales increased to 14.3 MMcf per day for the three months ended March 31, 2009, as compared to 13.4 MMcf per day for the three months ended March 31, 2008.

Lasher— No new wells were added to sales in the three months ended March 31, 2009. Net gas sales averaged 0.2 MMcf per day from 18 wells for the three months ended March 31, 2009.

Gurnee— No new wells were added to sales in the three months ended March 31, 2009. Net gas sales increased to 6.2 MMcf per day from a total of 247 productive wells in the Gurnee field for the three months ended March 31, 2009, as compared to 6.1 MMcf per day for the three months ended March 31, 2008.

Garden City—In this Chattanooga shale prospect we have drilled four vertical wells and two horizontal wells. The last horizontal well was completed in January 2009 and placed into sales in March 2009. The well has produced at rates in excess of 340 Mcf/day and is still recovering water injected during the hydraulic fracturing of the well. Three other wells are currently connected to a gas sales line but two of such wells are shut-in, awaiting the identification of adequate water disposal. Two additional wells on the west side of the prospect are shut-in and awaiting identification of adequate water disposal and connection into a gas sales line. We are currently evaluating potential water disposal solutions.

Peace River—On December 31, 2008, we commenced gas deliveries from eight wells at Peace River with net gas sales averaging 0.1 MMcf per day for the three months ended March 31, 2009. We own a 50% working interest and operate the project which covers over 50,000 acres of Crown tenure. Four coreholes and twelve production wells have been drilled, targeting the Lower Cretaceous Gething coals. Average coal thickness over the acreage is 52 feet, and the average gas content is 400 cubic feet per ton.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2009.

Producing Fields Operations Summary

The table below presents information on gas sales, net sales volumes, production expenses and per Mcf data for the three months ended March 31, 2009 and 2008. This table should be read in conjunction with the discussion of the results of operations for the periods presented below (in thousands).

	Three Months Ended March 31,
	2009	2008
Gas sales	$9,453	$15,581
Lease operating expenses	$4,569	$3,751
Compression and transportation expenses	1,450	1,043
Production taxes	367	422

Total production expenses	$6,386	$5,216
Net sales volumes (MMcf)	1,887	1,871
Pond Creek field	1,291	1,223
Gurnee field	557	559
Per Mcf data ($/Mcf):
Average natural gas sales price	$5.01	$8.33
Average natural gas sales price realized(1)	$6.45	$8.79
Lease operating expenses	$2.42	$2.00
Pond Creek field	$1.73	$1.61
Gurnee field	$3.15	$3.18
Compression and transportation expenses	$0.77	$0.56
Pond Creek field	$0.77	$0.63
Gurnee field	$0.59	$0.48
Production taxes	$0.19	$0.23
Pond Creek field	$0.15	$0.08
Gurnee field	$0.31	$0.51
Total production expenses	$3.38	$2.79
Pond Creek field	$2.65	$2.32
Gurnee field	$4.05	$4.17
Depreciation, depletion and amortization	$1.61	$1.31

(1)	Average realized price includes the effects of realized (gains) losses on derivative contracts.

Results of Operations

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

The following are selected items derived from our Consolidating Statement of Operations and their percentage changes from the comparable period are presented below.

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Gas sales	$9,453	$15,581	-39%
Lease operating expenses	$4,569	$3,751	22%
Compression expense	$833	$696	20%
Transportation expense	$617	$346	78%
Production taxes	$367	$422	-13%
Impairment of gas properties	$139,712	$—	NM
Depreciation, depletion and amortization	$3,131	$2,459	27%
General and administrative	$2,973	$2,493	19%
Realized gains on derivative contracts	$(2,723)	$(862)	NM
Unrealized (gains) losses from the change in market value of open derivative contracts	$(186)	$8,647	NM
Interest expense, net of amounts capitalized	$(983)	$(1,303)	-25%
Income tax benefit	$52,897	$1,234	NM

NM-Not Meaningful

Gas sales. Gas sales decreased by $6.13 million, or 39%, to $9.45 million compared to the prior year quarter. The decrease in gas sales was a result of decreased gas prices partially offset by increased production. Production increased 1% and average gas prices decreased 40%, excluding hedging transactions. The $6.13 million decrease in gas sales consisted of a $6.26 million decrease in prices, a $0.82 million increase in production, and a $0.69 million decrease related to the sale of an overriding royalty interest in July of 2008. The increase in production was principally attributable to the continued development activities at our Pond Creek field.

Lease operating expenses. Lease operating expenses increased by $0.82 million, or 22%, to $4.57 million compared to the prior year quarter. The increase in lease operating expenses consisted of a $0.79 million increase in costs and a $0.03 million increase in production. The $0.79 increase in costs was primarily due to the commencement of gas sales in our Garden City field in July 2008, Lasher field in October 2008, and Peace River field in December 2008. Generally, initial lease operating expenses are higher in the early life of a prospect.

Compression expense. Compression expense increased by $0.14 million, or 20%, to $0.83 million compared to the prior year quarter. The $0.14 million increase was comprised of a $0.13 million increase in costs and a $0.01 increase in production. The $0.13 increase in costs was primarily due to routine maintenance of some of the compressors in our Cahaba field.

Transportation expense. Transportation expenses increased by $0.27 million, or 78%, to $0.62 million compared to the prior year quarter. The $0.27 million increase was primarily due to increased costs. The increase in costs was primarily due to a $0.12 million increase in the amount of costs for unused firm transportation capacity. This excess firm transportation capacity was released to a third party effective May 1, 2009.

Production taxes. Production taxes decreased by $0.06 million, or 13%, to $0.37 million compared to the prior year quarter. The $0.06 million decrease in production taxes was primarily due to decreased natural gas sales caused by lower natural gas prices, partially offset by higher effective production tax rate in our Pond Creek field.

Impairment of gas properties. At March 31, 2009, the carrying value of the Company’s gas properties exceeded the full cost ceiling limitation. There was no such impairment recorded in the prior year period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $0.67 million, or 27%, to $3.13 million compared to the prior year quarter. The depreciation, depletion and amortization increase consisted of a $0.02 million increase in production and a $0.65 million increase in the depletion rate.

General and administrative. General and administrative expenses increased by $0.48 million, or 19%, to $2.97 million compared to the prior year quarter. The primary drivers for the increased general and administrative expenses were lobbying costs related to Virginia legislation and a decrease in overhead being capitalized due to decreased drilling activity (increasing the amount expensed).

Realized gains on derivative contracts. Realized gains on derivative contracts increased by $1.86 million to $2.72 million compared to the prior year quarter. Realized losses represent net cash flow settlements paid to the counterparty, while realized gains represent net cash flow settlement paid to us from the counterparty. Realized losses occur when natural gas prices exceed the derivative ceiling prices. Conversely, realized gains occur when natural gas prices go below the derivative floor prices.

Unrealized (gains) losses from the change in market value of open derivative contracts. Unrealized gains from the change in market value of open derivative contracts were $0.19 million in the current year quarter as compared to unrealized losses of $8.65 million in the prior year quarter. Unrealized losses and gains are non-cash transactions that occur when the corresponding asset or liability derivative contracts are marked to market at the end of each reporting period. The gain was a result of the increased estimated fair value of our natural gas derivative contracts resulting from decreased natural gas prices.

Interest expense (net of amounts capitalized). Interest expense (net of amounts capitalized) decreased by $0.32 million to $0.98 million compared to the prior year quarter. The decrease was due to lower interest rates.

Income tax benefit. At March 31, 2009, the carrying value of the Company’s gas properties exceeded the full cost ceiling limitation. There was no such impairment recorded in the prior year period. The effect of the impairment was $52.8 million in income tax benefit.

Liquidity and Capital Resources

Cash Flows and Liquidity

Cash flows provided by operations for the three months ended March 31, 2009 and 2008 were $2.2 million and $3.8 million, respectively. Cash flows from operations of $2.2 million for the three months ended March 31, 2009, combined together with net cash provided by financing activities of $4.4 million, were sufficient to fund net cash used in investing activities of $7.1 million, which primarily includes capital expenditures for the exploration and development of our gas properties. Net cash provided by financing activities was related to credit facility net borrowings.

As of March 31, 2009, we had working capital of approximately $2.7 million. As of March 31, 2008, we had a working capital deficit of approximately $1.4 million.

Based upon current expectations, we believe that our cash flow from operations and other financial resources such as borrowings under our credit facility and proceeds from potential transactions such as joint ventures, asset sales, or volumetric production payments will provide the ability to develop our existing properties and conduct exploration on our unevaluated properties.

If natural gas prices remain at a declined level for an extended period, our ability to finance our planned capital expenditures could be affected negatively. Consistent with our intention to keep our capital expenditures in line with our estimated operating cash flows, further reduction in spending may be necessary. Furthermore, amounts available for borrowing under our revolving credit facility are largely dependent on our level of estimated proved reserves and our lender’s expectation of future natural gas prices. If either our estimated proved reserves or natural gas prices decrease, funding available to us under our revolving credit facility could be negatively affected. If our cash flows are less than anticipated, amounts available for borrowing under our revolving credit facility are reduced, we are unable to sell equity at acceptable prices, or we find alternative sources of financing, we may be forced to defer planned capital expenditures.

The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions. We have reviewed the creditworthiness of the banks and financial institutions with which we maintain our cash and short-term investments. Thus far, our liquidity and financial position have not been impacted, and we do not expect that it will be materially impacted in the future. However, we cannot predict with any certainty the impact of any further disruption in the credit markets.

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

Commodity Price Risk and Related Hedging Activities

At March 31, 2009, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Sold Floor	Fair Value
April through October 2009	1,284,000	$10.00	$7.50	$5.25	$2,672,716
April through October 2009	1,284,000	$10.00	$8.50	$6.50	$2,468,931
November 2009 through March 2010	906,000	$11.20	$9.50	$7.00	$1,854,889
November 2009 through March 2010	604,000	$6.65	$5.50	$3.50	$106,087
April through October 2010	856,000	$6.80	$5.50	$3.50	$18,100

					$7,120,723

At March 31, 2009, we had the following natural gas swap position:

Period	Volume (MMBtu)	Price	Fair Value
April through October 2009	856,000	$4.47	$385,189

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

We use fixed rate swaps to limit our exposure to fluctuations in interest rates with the objective of realizing a fixed cash flow stream from these activities. At March 31, 2009, we had the following interest rate swaps:

Description	Effective date	Designated maturity date	Fixed rate (1)	Notional amount	Fair Value
Floating-to-fixed swap	12/14/2007	12/14/2010	3.86%	$15,000,000	$(601,712)
Floating-to-fixed swap	1/3/2008	1/4/2010	3.95%	$10,000,000	$(262,091)
Floating-to-fixed swap	3/25/2008	3/25/2010	2.38%	$10,000,000	$(117,103)
Floating-to-fixed swap	5/13/2008	5/13/2010	3.07%	$5,000,000	$(106,613)
Floating-to-fixed swap	1/6/2009	1/6/2011	1.38%	$5,000,000	$(8,836)

					$(1,096,355)

(1)	The floating rate paid by the counterparty is the British Bankers’ Association LIBOR rate.

Capital Expenditures and Capital Resources

The following table is a summary of our capital expenditures on an accrual basis by category:

	Three Months Ended March 31,
	2009	2008
Capital expenditures:
Leasehold acquisition	$639,973	$828,567
Exploration	9,607	10,057
Development	2,045,935	5,296,436
Other items (primarily capitalized overhead and interest)	559,331	1,946,693

Total capital expenditures	$3,254,846	$8,081,753

We expect our capital expenditure budget for 2009 to be funded from our estimated operating cash flows. If the amount and timing of cash flows are reduced, we will reduce our capital budget. The amount and timing of our expenditures are subject to change based upon market conditions, natural gas prices, results of expenditures and other factors. We routinely adjust our capital expenditure budget in response to changes in natural gas prices, drilling and acquisition costs, cash flow, drilling results and borrowing base redeterminations under our revolving credit facility. Based on current gas price projections, we expect capital expenditures to be less than the $24.1 million capital budget we previously announced.

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

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the market brings additional potential risks to us. The risks include less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the financial institutions in our bank group appear to be capable of meeting their obligation under the facility, some that have been and others could be considered take-over candidates. Although we have no indication that any such transactions would impact our current credit facility, the possibility does exist. Financial market disruptions may impact our ability to collect trade receivables. We constantly monitor the credit worthiness of our customers. We believe that our current group of counterparties are sound and represent no abnormal business risk.

Changes in natural gas prices significantly affect our revenues, financial condition, cash flows and borrowing capacity. Markets for natural gas have historically been volatile and we expect this trend to continue. Prices for natural gas may fluctuate in response to changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict the prices we will receive for our natural gas. Accordingly, any significant or sustained declines in natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. A decline in natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Our capital expenditure budgets are highly dependent on future natural gas prices.

At March 31, 2009, the carrying value of the Company’s gas properties in the U.S. and Canada exceeded the full cost ceiling limitation by $112.9 million, net of income tax of $68.5 million, based upon a natural gas price of approximately $3.73 per Mcf in effect at that date. However, as allowed by the guidelines of the SEC, since gas prices have significantly increased subsequent to March 31, 2009, a recalculation of the ceiling limitation has been performed. At May 7, 2009, the carrying value of the Company’s gas properties in the U.S. and Canada exceeded the full cost ceiling limitation by $86.9 million, net of income tax of $52.8 million, based upon a natural gas price of approximately $4.21 per Mcf in effect at that date. A decline in prices received for gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of an impairment of our gas properties in a future period. Holding all factors constant other than natural gas prices, a 10% and 20% decline in the price of $4.21 per Mcf used as of March 31, 2009 would have resulted in an additional ceiling test impairment of approximately 19% and 38%, respectively, of our full cost pool.

We believe that we are positioned to continue operations in the current credit market environment. We believe we have attributes that are beneficial to operations in today’s conditions including over $1.5 million in cash, $19 million available under our revolving credit facility, premium natural gas pricing due to the geographic our location of our properties, and long-lived reserves with shallow, almost flat, production decline rates.

Revolving Credit Facility

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

As of March 31, 2009, we had $121.0 million of borrowings outstanding under our revolving credit facility, resulting in a borrowing availability of $19.0 million under our $140.0 million borrowing base. For the three months ended March 31, 2009 and 2008 we borrowed $16.5 million and $20.5 million, respectively, and made payments of $12.0 million and $16.0 million, respectively, under the revolving credit facility. The outstanding balances on the revolving credit facility bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 1.375% to 2.125% based on borrowing base usage, or (b) the adjusted LIBOR rate, plus a margin of 2.25% to 3.00%, based on borrowing base usage. The rates at March 31, 2009 and December 31, 2008, excluding the effect of our interest rate swaps, were 3.52% and 2.49%, respectively. For the three months ended March 31, 2009 and 2008, interest on the borrowings averaged 3.31% per annum and 4.28% per annum, respectively.

We are subject to certain restrictive financial and non-financial covenants under the credit agreement, including a minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability, of 1.0 to 1.0, and a rate of consolidated EBITDA to interest expense of up to 2.75 to 1.0, both as defined in the credit agreement. As of March 31, 2009, we were in compliance with all of the financial covenants in the credit agreement.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments.

Recent Pronouncements

Recent FASB Staff Positions – On April 9, 2009, the FASB issued three Staff Positions (“FSP”) effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 as follows:

(1)	Determining Fair Value When Market Activity Has Decreased — FSP FAS 157-4, which applies to all assets and liabilities (i.e., financial and nonfinancial), reemphasizes that the objective of fair value remains unchanged (i.e., an exit price notion). FSP FAS 157-4 provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 also emphasizes that an entity cannot presume that an observable transaction price is not orderly even when there has been a significant decline in the volume and level of activity. FSP FAS 157-4 also requires enhanced disclosures.

(2)	Other-Than-Temporary Impairment (OTTI) — FSP FAS 115-2/124-2 provides a new OTTI model for debt securities only. Equity securities will continue to apply the existing OTTI model. The FSP shifts the focus for debt securities from an entity’s intent to hold until recovery to its intent to sell. FSP FAS 115-2/124-2 also requires entities to initially apply the provisions of the standard to certain previously other-than-temporarily impaired debt instruments existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. FSP FAS 115-2/124-2 also requires enhanced disclosures.

(3)	Interim Fair Value Disclosures for Financial Instruments — FSP FAS 107-1/APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods. The disclosure requirements of FSP FAS 107-1/APB 28-1 only apply to public entities. FSP FAS 107-1/APB 28-1 does not require interim disclosures of credit or market risks also discussed in Statement 107.

We do not expect this guidance to have a significant impact on us. “We will adopt the new staff positions as of June 30, 2009. We are currently evaluating the provisions of the staff positions and assessing the impact, if any, they may have on our financial position and results of operations.”

Recent SEC Rule-Making Activity – In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices – Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves – Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines – Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies – Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserve Personnel and Estimation Process – Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources – The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We are currently evaluating the new rules and assessing the impact they will have on our reported gas reserves. The SEC is coordinating with the Financial Accounting Standards Board to obtain the revisions necessary to SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and SFAS 69 to provide consistency with the new rules.

In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas. Prices received for natural gas are volatile and unpredictable and are beyond our control. At March 31, 2009, a 10% decrease in the prices received for natural gas production would have had an approximate $1.1 million impact on our revenues.

Interest Rate Risk. We have long-term debt subject to the risk of loss associated with movements in interest rates. At March 31, 2009, we had $121 million outstanding under our revolving credit facility. For the three months ended March 31, 2009 and 2008, interest on the borrowings averaged 3.31% per annum and 4.28% per annum, respectively. Borrowing availability at March 31, 2009 was $19 million. All of the debt outstanding under our revolving credit facility accrues interest at floating or market rates. Fluctuations in market interest rates will cause our interest costs to fluctuate. Based upon the balance outstanding under our revolving credit facility at March 31, 2009, a 1% increase in market interest rates would have increased interest expense and negatively impacted our annual cash flows by approximately $0.8 million. $45 million of the outstanding balance was excluded from our market rate analysis due to lack of interest rate exposure based on the interest rate swaps we have in place.

Foreign Currency Exchange Rate Risk. We have exploratory operations in Canada and do not have operations in any other foreign countries. We do not hedge our foreign currency risk and are exposed to foreign currency exchange rate risk in the Canadian dollar. Because our Canadian project is exploratory, changes in the exchange rate do not impact our revenues or expenses but primarily affect the costs of unevaluated properties. We continue to monitor the foreign currency exchange rate in Canada and may implement measures to protect against the foreign currency exchange rate risk in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Environmental and Regulatory

As of March 31, 2009, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 1A.	Risk Factors

There has been the following change from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008:

We may not be able to maintain compliance with NASDAQ's continued listing requirements.

We must comply with NASDAQ's continued listing requirements in order to maintain our listing on NASDAQ's Global Market. These continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder's equity, number of round lot holders, and a $1.00 minimum closing bid price. Our stock price has generally been below the $1.00 minimum bid requirement since March 2009. Ordinarily, if a company's closing bid price is below $1.00 for 30 consecutive trading days, it receives a notice from NASDAQ that it will be subject to delisting if it fails to regain compliance within 180 days following the date of the notice letter by maintaining a minimum bid closing price of at least $1.00 for ten consecutive business days. However, the NASDAQ has suspended the $1.00 minimum bid requirement through July 19, 2009. If NASDAQ reinstates the $1.00 minimum bid price requirement as scheduled and, thereafter, the closing bid price for our common stock is below $1.00 per share for 30 consecutive days or if we in the future fail to meet the other requirements for continued listing on the NASDAQ Global Market, then our common stock could be delisted.

In order to regain compliance with the $1.00 minimum bid requirement, we would have to attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of 180 days from the date of the notice letter from NASDAQ, but the NASDAQ may in its discretion require that we maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days.

The delisting of our common stock would adversely affect the market liquidity for our common stock, the per share price of our common stock and impair our ability to raise capital that may be needed for future operations. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

If our stock price trades below $1.00 for a sustained period and we face delisting on the NASDAQ, we may seek to implement a reverse stock split. However, reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. Accordingly, a reverse stock split may not solve the listing requirement deficiency even if implemented.

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

GeoMet, Inc.

Date: May 8, 2009	By	/s/ William C. Rankin
William C. Rankin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibits

10.1	Second Amendment to Third Amended and Restated Credit Agreement dated March 24, 2009 by and among Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed on March 25, 2009)

31.1*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Attached hereto