Form 10-K
period 2009-12-31
GeoMet, Inc.
filed 2010-03-31
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates (based upon the closing sales price on the NASDAQ Global Market on June 30, 2009), the last business day of registrant’s most recently completed second fiscal quarter was approximately $43.4 million.

As of March 1, 2010, 39,396,564 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be filed on or before April 30, 2010.

GeoMet, Inc.

Form 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Included in this annual report are certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including statements regarding our planned capital expenditures, increases in gas production, the number of anticipated wells to be drilled, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	our business strategy;

•	our financial position, including our cash flow and liquidity;

•

the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	our ability to obtain additional financing on satisfactory terms to fund our operations;

•	volatility in the international and domestic capital and credit markets, including fluctuations in interest rates and availability of capital;

•

general economic conditions may be less favorable than expected, including the possibility that the economic recession in the United States will be prolonged or that any economic recovery will be weak, which could adversely affect the demand for gas and make it difficult, if not impossible, to access financial markets;

•	declines in the prices we receive for our gas affecting our operating results, cash flows and credit capacity;

•	uncertainties in estimating our proved gas reserves;

•	our ability to replace our proved gas reserves;

•	uncertainties in exploring for and producing gas;

•	the coalbeds and other strata from which we produce methane gas may contain impurities that may increase the cost of production;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	new gas development projects and exploration for gas in areas where we have little or no proven gas reserves;

•	our ability to acquire water supplies needed for drilling, or our ability to dispose of water used or removed from strata at a reasonable cost and within applicable environmental rules;

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	availability of drilling and production equipment and field service providers;

•	disruptions, capacity constraints in, or other limitations on the pipeline systems that deliver our gas;

•	our need to use unproven technologies to extract coalbed methane in some properties;

•	our ability to retain key members of our senior management and key technical employees;

•	the outcomes of material legal proceedings;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

•	the effects of government regulation and permitting and other legal requirements; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors may negatively impact our businesses, operations or pricing.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this prospectus. All forward-looking statements speak only as of the date of this annual report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Finding and development costs. A non-GAAP performance measure, expressed in dollars per Mcf, commonly used throughout the oil and gas industry to measure the efficiency of a company in adding new reserves. The finding and development cost measure is calculated for the three year time period by taking the sum of the cost incurred for exploration, development, and acquisition and dividing such amount by the total proved reserve additions. Management believes that this information is useful to an investor in evaluating GeoMet because it measures the efficiency of a company in adding proved reserves as compared to others in the industry. The cost and reserve information is derived directly from line items disclosed in the schedules of Capitalized Costs, Capitalized Costs Incurred, Natural Gas Reserves and Standardized Measure, which the Financial Accounting Standard Board (“FASB”) requires to be disclosed by Accounting Standards Codification (“ASC”) 932, formerly Statement of Financial Accounting Standards (“SFAS”) No. 69, Disclosures About Oil and Gas Producing Activities—an amendment of FASB Statements No. 19, 25, 33, and 39).

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

PV-10 or present value of estimated future net revenues. An estimate of the present value of the estimated future net revenues from estimated proved natural gas reserves at a date indicated after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of federal income taxes, a measure not in accordance with accounting principles generally accepted in the United States of America (“GAAP”), or a non-GAAP measure. The estimated future net revenues are discounted at an annual rate of 10% in accordance with the practice of the Securities and Exchange Commission (“SEC”), to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of future net revenues are made using oil and natural gas prices and operating costs at the date indicated and held constant for the life of the reserves.

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

PART I

Items 1 and 2. Business and Properties

Overview

GeoMet, Inc. is an independent energy company primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”) and non-conventional shallow gas. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator and developer of coalbed methane properties since 1993. Our principal operations and producing properties are located in the Cahaba Basin in Alabama and the central Appalachian Basin in West Virginia and Virginia. We also control additional coalbed methane and oil and gas development rights, principally in Alabama, British Columbia, Virginia, and West Virginia. As of December 31, 2009, we control a total of approximately 187,000 net acres of coalbed methane and oil and gas development rights.

We primarily explore for, develop, and produce CBM and non-conventional shallow gas. Our objective is to create the premier non-conventional shallow gas company in North America (emphasizing coalbed methane) while maximizing stockholder value through the efficient investment of capital to increase reserves, production, cash flow and earnings. We believe that substantial expertise and experience is required to develop, produce, and operate coalbed methane and non-conventional shallow gas fields in an efficient manner. We believe that the inherent geologic and production characteristics of coalbed methane and non-conventional shallow gas offer certain operational advantages compared to conventional gas production.

Our ability to successfully leverage our competitive strengths and execute our strategy depends upon many factors and is subject to a variety of risks. For example, our ability to drill on our properties and fund our capital budgets depends, to a large extent, upon our ability to generate cash flow from operations above current levels, maintain borrowing capacity at or near current levels under our revolving credit facility, and the availability of future debt and equity financing on satisfactory terms. Our ability to fund CBM property acquisitions and compete for and retain the qualified personnel necessary to conduct our business is also dependent upon our financial resources. Prolonged weakness in the global economy and in natural gas prices, which may affect both our cash flows and the value of our gas reserves, limitations on our ability to replace production through drilling activities, a material adverse change in our gas reserves due to factors other than gas pricing changes, our ability to transport our gas to markets, drilling costs, lower than expected production rates, material adverse outcomes from lawsuits and other factors, many of which are beyond our control, may adversely affect our ability to fund our anticipated capital expenditures, pursue property acquisitions, and compete for qualified personnel, among other things.

We believe that we are taking the necessary actions to position ourselves to continue operations in the current credit and commodity market environment with premium natural gas pricing due to the geographic location of our properties, natural gas hedges, and long-lived reserves with shallow Company-wide annual production decline rates.

We expect to fund our capital expenditure budget for 2010 from our operating cash flows. If our cash flows are not sufficient to fund all of our planned capital projects, we expect to reduce our capital budget accordingly. The amount and timing of our expenditures are subject to change based upon market conditions, results of operations and other factors. We routinely adjust our capital expenditure budget in response to changes in natural gas prices, drilling and acquisition costs, cash flow, drilling results and borrowing base redeterminations under our revolving credit facility.

Effective March 30, 2010, the parties to the revolving credit facility agreement unanimously approved the Third Amendment to the revolving credit facility (“Third Amendment”) as summarized below:

•	The maturity date of the revolving credit facility was extended four months to May 6, 2011 pursuant to a request by the Company.

•

Pursuant to a request by the Company, the borrowing base was reduced to $123.0 million and the bank group agreed that (1) the next borrowing base determination would be as of June 15, 2010, and (2) the bank group agreed not to call for a determination of the borrowing base prior to that date.

•

The minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability under the revolving credit agreement, is adjusted to .80 to 1 solely for the quarter ended March 31, 2010.

•

The outstanding balances on the revolving credit facility will bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 2.625%, or (b) the adjusted LIBOR rate, plus a margin of 3.50%.

On March 29, 2010, we executed commitment letters with NGP Capital Resources Company (“NGPC”) and North Shore Energy, LLC (“North Shore”), an affiliate of our largest stockholder, whereby NGPC and North Shore have agreed to the preliminary terms of a commitment to purchase up to $20 million each ($40 million in the aggregate) of the Company’s convertible preferred stock in the event that a proposed rights offering of the convertible preferred stock is not fully subscribed by our common stockholders. Under the terms of the proposed $40 million rights offering, we would distribute, at no charge to the holders of our common stock, rights to purchase up to an aggregate of 4,000,000 new shares of convertible preferred stock at a subscription price of $10.00 per share. The number of rights to be distributed per share of common stock would be determined after our board of directors approves and sets a record date for the rights offering. Any rights offering will be made only by means of a prospectus supplement and accompanying prospectus to our effective registration statement on Form S-3 (Registration No. 333-163193). In the event that we are able to complete the proposed rights offering, we intend to use the net proceeds to repay a portion of our outstanding indebtedness. We cannot assure that we will be successful in completing the proposed rights offering on the terms outlined above, and any discussion of the proposed rights offering in this filing on Form 10-K does not constitute an offer or the solicitation of an offer of the Company’s securities. Our Board of Directors approved the execution of the commitment letters after its receipt of a recommendation to do so by a Special Committee comprised of two independent directors with no affiliation with our largest stockholder. The Special Committee retained the services of independent legal counsel and a financial advisor in evaluating and formulating its recommendation to the Board.

We currently have limited borrowing availability under our revolving credit facility, which matures on May 6, 2011, and we have no assurances that our lenders will extend the maturity date. Accordingly, we will continue to explore various alternatives for additional financing for the Company in order to reduce our debt and provide additional capital for growth. These alternatives may include private or public offerings of debt or equity securities or the sale of assets. The terms, timing and structure of any such financing or sale will depend on several factors, including market conditions, execution risk, timing, possible dilution of existing shareholders and relative cost of the various financing alternatives. There can be no assurance that we will be able to obtain debt or equity financing or complete an asset sale on terms favorable to us, or at all.

Our proved natural gas reserves as of December 31, 2009, as estimated by DeGolyer and MacNaughton (“D&M”), independent petroleum engineers, totaled approximately 209 Bcf, a decrease of approximately 1%, after production, from the approximate 213 Bcf of proved natural gas reserves at September 30, 2009, as audited by D&M, and a decrease, after production, of 32% from the approximate 320 Bcf of proved natural gas reserves at December 31, 2008. Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month, adjusted for regional price differentials, for the 12-month period ended December 31, 2009. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. All prices and costs associated with operating wells were held constant in accordance with the amended SEC guidelines which were effective for financial statements for periods ending on or after December 31, 2009. The natural gas price used in the valuation of natural gas reserves as of September 30, 2009 was $4.43 per Mcf ($4.29 per Mcf market price for October 30, 2009, adjusted for regional price differentials), and as of December 31, 2008 was $5.84 per Mcf ($5.71 per Mcf Henry Hub spot market price for December 31, 2008, adjusted for regional price differentials).

Our proved reserves were 100% from coalbed methane reservoirs and were 75% developed. Approximately 62% of total year-end 2009 proved reserves are in the Pond Creek and Lasher fields in West Virginia and Virginia and 38% are in the Gurnee field in Alabama. The present value of proved reserves discounted at ten percent was approximately $98 million at December 31, 2009 as compared to $352 million at year-end 2008. Downward revisions, due in large part to under-performance in the Gurnee field, totaled approximately 103 Bcf, of which 101 Bcf were revisions reported as of September 30, 2009 in our filing on Form 10-Q. Our proved reserves at December 31, 2009 were also impacted by lower natural gas prices and costs in 2009. We were able to limit the effect of lower natural gas prices through our ongoing cost reduction strategy, which we implemented in April 2009.

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

Initial estimates of future production in the Gurnee field were generally consistent with comparable coalbed methane-producing natural gas reservoirs in the adjacent Black Warrior Basin, which produces from the same Pottsville coal formations directly across an anticline. However, the actual performance of our wells in the Gurnee field has not demonstrated the characteristic initial inclining production rates common to coalbed methane reservoirs. D&M lowered estimates of future production in the Gurnee field in connection with the preparation of its reports on our proved reserves as of December 31, 2007 and December 31, 2008. Now that the portion of the field east of the Cahaba River is substantially developed, and based upon continued monitoring of production results of our wells there, we concluded that actual production results did not support, with reasonable certainty, prior estimates of future production for the Gurnee field. Consequently, effective September 30, 2009, we further reduced estimates of future production, eliminating all projected inclines in current production rates (other than those wells that have clearly demonstrated actual inclines in production) and have projected future production rates based on the current production performance of individual wells in the field.

Changes in natural gas prices significantly affect our revenues, financial condition, cash flows, natural gas reserves and borrowing capacity. Markets for natural gas have historically been volatile and we expect this trend to continue. Prices for natural gas may fluctuate in response to changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict the prices we will receive for our natural gas. Accordingly, any significant or sustained declines in natural gas prices will materially adversely affect our financial condition, operating results, liquidity and ability to obtain financing. Declining or prolonged low natural gas prices may also result in non-compliance with the covenants in our revolving credit facility agreement and could result in a lower determination of our borrowing base. Although we will attempt to cure any non-compliance with covenants in our revolving credit facility in the event they occur, no assurance can be given that we will be able to cure such non-compliance. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. Further declines in natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our proved natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Our capital expenditure budgets are highly dependent on future natural gas prices.

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month, adjusted for regional price differentials, for the 12-month period ended December 31, 2009. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. Impairments recorded to gas properties for the year ended December 31, 2009, were:

	United States	Canada	Total
Impairment of gas properties	$255,401,961	$1,886,296	$257,288,257
Deferred income tax benefit	(97,627,986)	—	(97,627,986)

Impairment of gas properties, net of tax	$157,773,975	$1,886,296	$159,660,271

The following impairments were recorded solely due to the application of new SEC rules that became effective December 31, 2009, and are included in the table above:

	United States	Canada	Total
Impairment of gas properties	$20,847,742	$—	$20,847,742
Deferred income tax benefit	(8,028,207)	—	(8,028,207)

Impairment of gas properties, net of tax	$12,819,535	$—	$12,819,535

The natural gas price used in the valuation of natural gas reserves as of December 31, 2008 was $5.84 per Mcf ($5.71 Henry Hub spot market price for December 31, 2008, adjusted for regional price differentials). Impairments recorded to gas properties for the year ended December 31, 2008, were:

	United States	Canada	Total
Impairment of gas properties	$32,047,484	$18,686,273	$50,733,757
Deferred income tax benefit	(12,087,937)	—	(12,087,937)

Impairment of gas properties, net of tax	$19,959,547	$18,686,273	$38,645,820

There were no impairments recorded for the year ended December 31, 2007.

Qualifications of Third Party Engineer

As discussed above, we engaged D&M, independent petroleum engineers, to perform independent estimates of our proved reserves. The technical person responsible for review of our reserve estimates meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. D&M does not own an interest in our properties nor is it employed on a contingent fee basis.

Internal Controls

A significant component of our internal controls in our reserve estimation effort is our practice of using an independent third-party reserve engineering firm to estimate 100% of our year-end reserves. The qualifications of the firm are discussed above under “Qualifications of Third Party Engineer.”

Our internal reserve engineer accumulates and reviews the inputs and assumptions used by the third party engineer firm to estimate our year-end reserves and assesses them for reasonableness. Our internal reserve engineer has a Bachelor of Science degree in Mineral Engineering with an emphasis in Petroleum Engineering, is a Certified Professional Engineer in the state of Alabama and has 24 years of experience. The report of our year-end reserves is reviewed by senior management, including the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, and the Senior Vice President of Operations.

Additionally, the Audit Committee formed a reserve sub-committee consisting of two independent directors who each has more than 35 years of relevant experience to review the inputs, assumptions and issues surrounding our reserves.

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

Areas of Operation

Cahaba Basin

We hold the development rights to approximately 40,000 net CBM acres throughout the Gurnee field in the Cahaba Basin of central Alabama. At December 31, 2009, approximately 38% of our estimated proved reserves, or 79 Bcf, were located in the Gurnee field, of which approximately 85% were classified as proved developed. We are the operator and own a 100% working interest in the area. As of December 31, 2009, we had 245 productive wells in the Gurnee field. Net daily sales of gas averaged 5,804 Mcf for 2009.

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

We own and operate an approximate 38.5-mile pipeline from the Cahaba Basin to the Black Warrior River for the disposal of produced water under a permit issued by the Alabama Department of Environmental Management. This pipeline has a maximum design capacity of approximately 45,000 barrels of water per day, but would require additional pump stations and looping a portion of the line in order to reach the maximum design capacity, if needed. We are currently transporting less than 10,000 barrels of produced water per day through this line and we believe we have adequate takeaway capacity to meet our future needs.

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

Garden City

The Garden City Chattanooga Shale prospect is located in north central Alabama. At December 31, 2009, we have approximately 62,000 net acres of leasehold. As of December 31, 2009, we have no proved reserves booked for our Garden City Chattanooga Shale prospect. An economic solution to dispose of produced water will be necessary to develop this prospect and we intend to pursue various produced water disposal options in 2010.

Pond Creek

In the Pond Creek field in the central Appalachian Basin of southern West Virginia and southwestern Virginia, we have the rights to develop approximately 33,000 net CBM acres. At December 31, 2009, approximately 61% of our estimated proved reserves, or 127 Bcf, were located within the Pond Creek field, of which approximately 68% were classified as proved developed. As of December 31, 2009, we are the operator and own an average 99% working interest in 245 gross productive wells in the Pond Creek field. Net daily sales of gas averaged 14,319 Mcf for 2009. In 2010, we intend to drill at least 8 wells and construct related infrastructure in the Pond Creek field.

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

Wells in the Pond Creek field produce comparatively lower levels of water. Produced water is used in our operations, injected into our disposal well or ground applied after being processed through our reverse osmosis system that became operational in late 2009. We believe we have adequate capacity to meet our future water disposal requirements in the Pond Creek field.

Our gas from the Pond Creek field is gathered into our central dehydration and compression facilities and delivered into the Jewell Ridge pipeline system owned by East Tennessee Natural Gas, LLC (“ETNG”). In January 2007, we executed two long-term transportation agreements with ETNG which became effective when our pipeline was placed in service on April 1, 2007, with total maximum daily quantities of 15,000 MMBtu’s and 10,000 MMBtu’s and primary terms of 15 years and 10 years, respectively. We believe we have adequate takeaway capacity to meet our future needs.

Lasher

In the Lasher field in the central Appalachian Basin of southern West Virginia, we have the rights to develop approximately 8,000 net CBM acres. At December 31, 2009, approximately 1% of our estimated proved reserves, or 3 Bcf, were located within the Lasher field, of which approximately 100% were classified as proved developed. As of December 31, 2009, we are the operator and own a 100% working interest in 18 productive wells. Our gas from the Lasher field is delivered into a Columbia Gas Transmission pipeline. We believe we have adequate takeaway capacity to meet our future needs.

British Columbia

Our Peace River Project is comprised of approximately 25,000 net acres along the Peace River near Hudson’s Hope, British Columbia. We have drilled 4 core holes targeting the medium volatile bituminous rank Lower Cretaceous Gething coals. Multiple, mostly thin, coal seams with an aggregate average thickness of 52 feet, exist at depths from 1,000 to 3,000 feet. As of December 31, 2009, we have no proved reserves booked for our Peace River Project. As of December 31, 2009, we own a 50% working interest in eight gross productive wells and we are the operator. Our gas from Peace River is delivered on a Spectra Energy Corp pipeline. There are two primary delivery options, namely Westcoast Station 2 in British Columbia and Sumas, located near the U.S. and Canadian border. We believe we have adequate takeaway capacity to meet our future needs. We are planning to shut in the eight producing wells in our Peace River Project prior to May 1, 2010 as a result of decreased natural gas prices and longer than expected dewatering time.

Estimated Proved Reserves

Estimates of proved reserves at December 31, 2009, 2008, and 2007 were prepared by D&M. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. The Audit Committee of our Board of Directors has delegated the responsibility of reviewing the reserve reporting process to two independent directors, both of whom have experience in reserve evaluations. Additionally, both the Company’s Chief Executive Officer and Chief Financial Officer are charged with the responsibility of reviewing and approving the natural gas reserve estimates prepared by D&M.

The reserves information in this filing on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced. For additional information regarding estimates of proved reserves, the preparation of such estimates by D&M and other information about our natural gas reserves, see Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited).

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month, adjusted for regional price differentials, for the 12-month period ended December 31, 2009. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. All prices and costs associated with operating wells were held constant in accordance with the amended SEC guidelines which were effective for financial statements for periods ending on or after December 31, 2009. The following table presents certain information as of December 31, 2009.

	Estimated Proved Reserves
Field	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved	PV-10(1)
	(MMcf)	(MMcf)	(MMcf)	(MMcf)	(In thousands)
Central Appalachia:
Pond Creek field	86,179	—	40,823	127,002	$66,320
Lasher field	2,767	226	—	2,993	1,253
Alabama:
Gurnee field	54,071	12,906	12,210	79,187	29,853
White Oak Creek field	92	—	—	92	240

Totals	143,109	13,132	53,033	209,274	$97,666

The following table represents a price sensitivity analysis of estimated proved reserves as of December 31, 2009 using a natural gas price of $6.00 per Mcf, which would have been the price used under the SEC rules in effect prior to December 31, 2009 ($5.79 Henry Hub spot price for December 31, 2009, adjusted for regional price differentials).

	Estimated Proved Reserves
Field	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved	PV-10(1)
	(MMcf)	(MMcf)	(MMcf)	(MMcf)	(In thousands)
Central Appalachia:
Pond Creek field	86,878	—	41,288	128,166	$150,649
Lasher field	3,080	226	5,868	9,174	759
Alabama:
Gurnee field	57,480	13,341	13,056	83,877	63,620
White Oak Creek field	92	—	—	92	356

Totals	147,530	13,567	60,212	221,309	$215,384

(1)	PV-10, a non-GAAP measure, is our estimated present value of future net revenues from estimated proved reserves before income taxes. We believe PV-10 to be an important measure for evaluating the relative significance of our CBM gas properties and that PV-10 is widely used by professional analysts and investors in evaluating gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis. Management also uses PV-10 in evaluating acquisition candidates. PV-10 only differs from the standardized measure of discounted future net cash flows (“SMOG”), as calculated and presented in accordance with ASC 932, in that SMOG takes into account the present value of income taxes related to our future net cash flows. See “Selected Financial Data—Reconciliation of Non-GAAP Financial Measures.”

CBM-producing natural gas reservoirs generally are characterized by an initial period of incline followed by an extended period of declining production rates that vary depending upon reservoir characteristics and other factors. Therefore, without reserve additions in excess of production through successful exploration and development activities or acquisitions, our reserves and production are expected to decline. This decline rate, however, is slower than what is generally experienced with non-CBM wells. See “Risk Factors” and the notes to our consolidated financial statements included elsewhere in this annual report for a discussion of the risks inherent in CBM gas estimates and for certain additional information concerning the estimated proved reserves.

Production and Operating Statistics

The following table presents certain information with respect to our production and operating data for the periods presented.

	Year Ended December 31,
	2009	2008	2007
Gas:
Net sales volume (Bcf)	7.5	7.5	7.1
Average natural gas sales price ($ per Mcf)	$4.05	$9.17	$6.97
Average natural gas sales price ($ per Mcf) realized(1)	$5.47	$9.10	$7.52
Total production expenses ($ per Mcf)	$2.67	$2.87	$2.86
Expenses: ($ per Mcf)
Lease operations expenses	$1.85	$1.98	$1.96
Compression and transportation expenses	$0.66	$0.60	$0.73
Production taxes	$0.16	$0.29	$0.17
Depletion of gas properties	$1.51	$1.35	$1.24
General and administrative	$1.11	$1.26	$1.30

The following table presents certain information with respect to our production and operating data for each of the three month periods in the year ended December 31, 2009.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Gas:
Net sales volume (Bcf)	1.8	1.9	1.9	1.9
Average natural gas sales price ($ per Mcf)	$5.01	$3.59	$3.36	$4.26
Average natural gas sales price ($ per Mcf) realized(1)	$6.45	$5.03	$5.03	$5.37
Total production expenses ($ per Mcf)	$3.38	$2.60	$2.46	$2.21
Expenses: ($ per Mcf)
Lease operations expenses	$2.42	$1.76	$1.68	$1.52
Compression and transportation expenses	$0.77	$0.72	$0.65	$0.52
Production taxes	$0.19	$0.13	$0.13	$0.17
Depletion of gas properties	$1.52	$0.97	$2.64	$0.92
General and administrative	$1.58	$1.15	$0.97	$0.72

(1)	Average realized price includes the effects of realized gains and losses on derivative contracts.

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2009. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are producing and wells capable of producing natural gas.

	Productive Wells		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net
Gurnee	245.0	245.0	17,307	17,227	22,884	22,951
Garden City	4.0	4.0	640	640	64,458	61,397
Pond Creek	245.0	243.0	15,875	15,875	22,323	16,747
Lasher	18.0	18.0	1,012	1,012	15,665	7,233
Peace River	8.0	4.0	720	360	51,138	25,569
Other	—	—	240	240	17,470	17,470

Total	472.0	466.0	35,794	35,354	193,938	151,367

Our material undeveloped leases are in Alabama, which includes the Gurnee and Garden City fields, the Central Appalachian Basin, which includes the Pond Creek and Lasher fields, and Canada which includes the Peace River field. Generally, the undeveloped acreage expires on various dates from 2010 through 2013; however, the term of the undeveloped acreage can be extended by drilling and production operations. As to the Gurnee field, we have fulfilled drilling commitments on our largest lease, giving us the ability to postpone further drilling until 2010. Otherwise, the remaining acreage either has expirations that occur from 2010 through 2013 or the leases can be extended by drilling and production operations or option payments.

Drilling Activity

The following table sets forth the number of completed gross exploratory and gross development wells drilled in the U.S. and Canada that we participated in for each of the last three fiscal years. The number of wells drilled refers to the number of wells commenced at any time during the respective year. Productive wells are producing wells and wells capable of production.

	Gross
	Exploratory			Development
Well Activity (Gross)—U.S.	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2009(1)	—	—	—	4	—	4
Year ended December 31, 2008	2	—	2	54	—	54
Year ended December 31, 2007	4	—	4	49	—	49

	Exploratory			Development
Well Activity (Gross)—Canada	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2009	—	—	—	—	—	—
Year ended December 31, 2008	—	—	—	5	—	5
Year ended December 31, 2007	1	—	1	—	—	—

The following table sets forth, for each of the last three fiscal years, the number of completed net exploratory and net development wells drilled by us based on our proportionate working interest in such wells.

	Net
	Exploratory			Development
Well Activity (Net)—U.S.	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2009(1)	—	—	—	4.0	—	4.0
Year ended December 31, 2008	2.0	—	2.0	54.0	—	54.0
Year ended December 31, 2007	4.0	—	4.0	47.0	—	47.0

	Exploratory			Development
Well Activity (Net)—Canada	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2009	—	—	—	—	—	—
Year ended December 31, 2008	—	—	—	2.5	—	2.5
Year ended December 31, 2007	0.5	—	0.5	—	—	—

(1)	The 2009 development wells were drilled in 2008 and completed in early 2009.

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

Competitive Strengths

We primarily explore for, develop, and produce CBM and non-conventional shallow gas. We believe that substantial expertise and experience is required to develop, produce, and operate coalbed methane and non-conventional shallow gas fields in an efficient manner. We believe that the inherent geologic and production characteristics of coalbed methane and non-conventional shallow gas offer certain operational advantages compared to conventional gas production, including:

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

•

Highly Experienced Team of CBM Professionals. Our 16-person CBM management, professional, and project management team has an average of more than 18 years of CBM experience and has participated in the drilling and operation of more than 2,700 CBM wells worldwide since 1977.

•	Large Inventory of Organic Growth Opportunities. Our extensive undeveloped acreage position provides us with an additional 460 net drilling locations.

•

Track Record of Success in Identifying and Exploiting Large Underdeveloped Resource Plays. We pursue those projects that leverage our CBM and shallow gas expertise to exploit underdeveloped resource potential. We have a history of developing large scale projects in multiple basins with low finding and development costs.

Changes in Global Economy

Our business is influenced by trends that affect the natural gas industry. In particular, declines in natural gas prices and recent economic trends have adversely affected our business, liquidity, results of operations and financial condition.

Beginning in early 2009, we began implementing countermeasures in response to the above referenced trends in order to enhance our ability to execute our business strategy. These countermeasures included reducing costs, increasing hedging to reduce exposure to volatile natural gas prices and limiting capital spending. We continue to evaluate additional measures in light of the current credit and commodity markets, including selling assets, entering into joint venture agreements with industry partners to reduce our capital outlays, and exploring other financing alternatives.

The natural gas industry is capital intensive. We have made, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of natural gas reserves. Historically, our capital expenditures have been financed primarily with internally generated cash from operations, proceeds from bank borrowings, and industry joint venture arrangements. The continued availability of these capital sources depends upon a number of variables, including proved reserves, production from existing wells, the sales prices for natural gas, our ability to acquire, locate and produce new reserves, and events occurring within the global capital markets.

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

West Virginia Regulation. The West Virginia’s Supreme Court has held that, in a conventional oil and gas lease executed prior to the inception of widespread public knowledge regarding coalbed methane operations, the oil and gas lessee did not acquire the right to produce coalbed methane. As of December 31, 2009, the West

Virginia courts have not clarified who owns coalbed methane in West Virginia. Therefore, the ownership of coalbed methane is an open question in West Virginia. West Virginia has enacted a law, the Coalbed Methane Wells and Units Act (the “West Virginia Act”), regulating the commercial recovery and marketing of coalbed methane. Although the West Virginia Act does not specify who owns, or has the right to exploit, coalbed methane in West Virginia and instead refers ownership disputes to judicial resolution, it contains provisions similar to Virginia’s pooling law. Under the pooling provisions of the West Virginia Act, an applicant who proposes to drill can prosecute an administrative proceeding with the West Virginia Coalbed Methane Review Board to obtain authority to produce coalbed methane from pooled acreage. Owners and claimants of coalbed methane interests who have not consented to the drilling are afforded certain elective forms of participation in the drilling (e.g., royalty or owner) but their consent is not required to obtain a pooling order authorizing the production of coalbed methane by the operator within the boundaries of the drilling unit. The West Virginia Act also provides that, where title to subsurface minerals has been severed in such a way that title to coal and title to natural gas are vested in different persons, the operator of a coalbed methane well permitted, drilled and completed under color of title to the coalbed methane from either the coal seam owner or the natural gas owner has an affirmative defense to an action for willful trespass relating to the drilling and commercial production of coalbed methane from that well.

Alabama Regulation. In 1983 the State Oil & Gas Board of Alabama, in cooperation with the coalbed methane operator’s group, established the first rules for coalbed methane drilling, development and producing operations. The evolution of Alabama coalbed methane permits is a continuing process. The coalbed methane industry in Alabama has a long history of working closely with Alabama Department of Environmental Management and other government agencies on the continual improvement of coalbed methane permits.

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

Industry Segment and Geographic Information

We operate in one industry, which is the exploration, development and production of natural gas. Our operational activities are conducted in the U.S. and Canada with only the U.S. currently having material revenue generating operating results.

Employees

At December 31, 2009, we had 73 full-time employees and one full-time contractor. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Many of these factors are beyond our control. Because all of our estimated proved reserves as of December 31, 2009 were natural gas reserves, our financial results are sensitive to movements in natural gas prices. Recent natural gas prices have been extremely volatile and we expect this volatility to continue. Natural gas prices have recently been the lowest since 2002 and continue to be highly volatile; however, we have recently seen a seasonal increase in natural gas prices from the low levels reached in September 2009.

The results of increased investment in the exploration for and production of gas and oil and other factors, such as global economic and financial conditions discussed below, may cause the price of gas to fall. Lower natural gas prices may not only decrease our revenues on a per Mcf basis, but also may reduce the amount of natural gas that we can produce economically. This may result in substantial downward adjustments to our estimated proved reserves and could have a material adverse effect on our financial condition, results of operations and cash flow. If there are substantial downward adjustments to our estimated proved reserves or if our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carry amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

If natural gas prices decline further or remain low for an extended period of time, we may, among other things, be unable to maintain our borrowing capacity or extend the maturity of our revolving credit facility, repay current or future indebtedness or obtain additional capital on satisfactory terms, all of which could adversely affect the value of our common stock.

We have indebtedness, which makes us more vulnerable to economic downturns and adverse developments in our business.

We have incurred debt amounting to approximately $119.5 million as of December 31, 2009. As a result of our indebtedness, we must use a portion of our cash flow to pay interest, which reduces the amount we have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our revolving credit facility is at a variable interest rate. As such, an increase in interest rates will generate greater interest expense. The amount of our debt makes us more vulnerable to economic downturns and adverse developments in our business.

Additionally, our revolving credit facility is scheduled to mature in May 2011. Although we intend to amend our bank credit agreement to provide for a multi-year extension of the maturity date, there can be no assurance that we will be able to reach such an agreement with our lenders. We expect that any such agreement will be contingent upon our ability to secure additional financing to repay a portion of the indebtedness under the revolving credit facility. If we are unable to extend the maturity date under our revolving credit facility, or are unable to refinance or restructure our existing indebtedness prior to maturity, we could be in default of our bank credit agreement, which could adversely affect our business, financial condition and results of operations and could require us to pursue a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

We have limited availability under our current borrowing base, which was reduced to $123 million in connection with the extension of the maturity of our revolving credit facility. The next regular borrowing base determination, which will be based on our December 31, 2009 reserve report prepared by D&M, independent petroleum engineers, is scheduled to be complete on or after June 15, 2010. Our lenders have the ability to reduce our borrowing base on the basis of subjective factors. If natural gas prices remain low for an extended period of time, our lenders will likely redetermine our borrowing base by evaluating our reserves in light of such lower natural gas prices. Such determination could result in a negative revision to the value of our proved reserves and a further reduction of our borrowing base, which could result in a default by the Company under the terms of our bank credit agreement.

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan, which could lead to a decline in reserves and production.

Historically, we have financed our business plan and operations primarily with internally generated cash flow, bank borrowings, and issuances of common stock. If our revenues decrease as a result of lower natural gas prices, operating difficulties, declines in reserves or for any other reason, we will have limited ability to obtain the capital necessary to sustain our operations at current levels. We intend to seek additional financing. There can be no assurance that we will secure additional financing or that our lenders will consent to the terms of such financing, if applicable. If we incur additional debt, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our level of debt affects our operations in several important ways, including the following:

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

Our revolving credit facility expires in May 2011.

If credit and capital markets worsen, then we may not be able to obtain funding under our current revolving credit facility or funding on acceptable terms. The inability to obtain funding could deter us from meeting our future capital needs to fund our development program.

Capital and credit markets have experienced significant volatility and disruption during the past two years and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, the cost of accessing the credit markets has increased as many lenders have raised interest rate spreads, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

The deterioration of global economic and financial conditions and a prolonged decline in the price of natural gas may materially and adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations are affected by conditions in the capital markets and the economy generally. The ongoing global economic financial crisis and worldwide economic slowdown could lead to prolonged national or global recession, which would likely reduce domestic and foreign demand for natural gas and result in lower natural gas prices. Substantial decreases in natural gas prices could have a material adverse effect on our business, financial condition and results of operations, could limit our access to liquidity and credit and could hinder our ability to fund our development program, which would limit our ability to grow or replace our proved reserves, and, eventually, our production levels.

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

For the year ended December 31, 2009, we recorded full cost ceiling impairments of approximately $159.7 million, net of income tax benefit of $97.6 million. Future adverse changes to any of these factors could lead to an impairment of all or a portion of our full cost pool in future periods which could significantly reduce earnings during the period in which the impairment occurs, and would result in a corresponding reduction to the full cost pool and stockholders’ equity.

Unless we replace our natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations, borrowing capacity and cash flows.

Producing natural gas reservoirs are typically characterized by declining production rates that vary depending upon reservoir characteristics and other factors. CBM production generally declines at a shallow rate after initial increases in production which result as a consequence of the pressuring process. The rate of decline from our existing wells may change in a manner different than we have estimated. Thus, our future natural gas reserves and production and, therefore, our borrowing capacity, cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find, or acquire additional reserves to replace our current and future production at acceptable costs.

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

As of December 31, 2009, we own leasehold interests in approximately 62,000 net acres in areas we believe are prospective for the Chattanooga Shale. A large portion of the acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, these leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

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

The additional drilling locations on our existing acreage represent a significant part of our growth strategy. Our ability to drill and produce these locations depends on a number of uncertainties, including, but not limited to, natural gas prices, permitting and the availability of capital. Additionally, the size of these projects dictates that development proceeds in an orderly manner to assure continuity of resources and producibility. Furthermore, the additional drilling locations on acreage in our two early-stage CBM development projects and our Chattanooga Shale exploration prospect face additional uncertainties regarding the economic returns achievable in these areas where only a few wells have been drilled to date.

Our operations in British Columbia present unique risks and uncertainties, different from or in addition to those we face in our domestic operations.

We conduct our operations in British Columbia through a wholly owned subsidiary, Hudson’s Hope Gas, Ltd. Our operations in British Columbia may be adversely affected by currency fluctuations. The expenses of such operations are payable in Canadian dollars. As a result, our Canadian operations are subject to risk of fluctuations in the relative value of the Canadian and U.S. dollars. Other risks of operations in Canada include, among other things, increases in taxes and governmental royalties and changes in laws and policies governing operations of foreign-based companies. Laws and policies of the U.S. affecting foreign trade and taxation may also adversely affect our operations in British Columbia.

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

We must obtain governmental and/or third party permits and approvals for drilling operations, which can be a costly and time consuming process and result in restrictions on our operations.

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

If our existing shareholders sell our common stock in the market, or if there is a perception that significant sales may occur, the market price of our common stock could drop significantly. In such case, our ability to raise additional capital in the financial markets at a time and price favorable to us might be impaired. In addition, our board of directors has the authority to issue additional shares of our authorized but unissued common stock without the approval of our shareholders, subject to certain limitations under the rules of the exchange on which our common stock is listed. Additional issuances of our common stock, or securities convertible into common stock, would dilute the ownership percentage of existing shareholders and may dilute the earnings per share of our common stock.

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

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. These continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder’s equity, number of round lot holders, and a $1.00 minimum closing bid price. Our stock price has traded below the $1.00 minimum bid price since March 2, 2010. If a company’s closing bid price is below $1.00 for 30 consecutive trading days, it receives a notice from NASDAQ that it will be subject to delisting if it fails to regain compliance within 180 days following the date of the notice letter by maintaining a minimum bid closing price of at least $1.00 for ten consecutive business days. If the closing bid price for our common stock is below $1.00 per share for 30 consecutive days or if we in the future fail to meet the other requirements for continued listing on the NASDAQ Global Market, then our common stock could be delisted. On March 30, 2010, the Company’s stock closed at a bid price of $0.89.

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

Environmental and Regulatory

As of December 31, 2009, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 4. Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “GMET”. The table below shows the high and low closing prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2006:
Quarter ended September 30, 2006	$11.71	$9.40
Quarter ended December 31, 2006	$11.25	$8.66
Fiscal Year 2007:
Quarter ended March 31, 2007	$10.34	$7.73
Quarter ended June 30, 2007	$9.67	$7.26
Quarter ended September 30, 2007	$7.75	$5.09
Quarter ended December 31, 2007	$5.49	$4.86
Fiscal Year 2008:
Quarter ended March 31, 2008	$7.28	$4.21
Quarter ended June 30, 2008	$9.52	$6.38
Quarter ended September 30, 2008	$9.40	$5.04
Quarter ended December 31, 2008	$5.32	$1.36
Fiscal Year 2009:
Quarter ended March 31, 2009	$1.81	$0.54
Quarter ended June 30, 2009	$1.62	$0.57
Quarter ended September 30, 2009	$1.75	$0.79
Quarter ended December 31, 2009	$2.29	$1.08

Approximately 1,500 stockholders of record as of December 31, 2009 held our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Holders of our common stock are entitled to receive dividends if, as and when such dividends are declared by our board out of assets legally available therefore after payment of dividends required to be paid on shares of preferred stock, if any. We have not declared or paid any dividends on our shares of common stock and do not currently anticipate paying any dividends on our shares of common stock in the future. Currently our plan is to retain any future earnings for use in the operations and expansion of our natural gas exploration business. Our revolving credit facility prohibits us from paying any cash dividends.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2009. In addition, we did not sell any of our equity securities which were not registered under the Securities Act of 1933, as amended, during the fourth quarter of 2009.

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2009.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans —excluding securities reflected in column(a)
Equity compensation plans approved by security holders	2,398,546	$3.75	2,152,195	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,398,546	$3.75	2,152,195

(1)	A total of 4,000,000 shares of our common stock were reserved for awards to be granted under the GeoMet, Inc. 2006 Long-Term Incentive Plan, which was originally adopted and approved by our stockholders in 2006 and amended in 2009. In conjunction with the original approval of the 2006 Plan, no additional awards will be granted under our 2005 Plan; however, we will continue to issue shares of our common stock upon exercise of awards that were previously granted. The 2,152,195 shares of common stock available for future issuance does not include 242,448 shares that were reserved but not granted under our 2005 Plan.

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

The following graph compares the cumulative total stockholder return on our common stock from July 28, 2006, the date our common stock was listed on the Nasdaq Global Market, through December 31, 2009 and compares it with the cumulative total return on the Russell 2000 and the S&P Oil and Gas Exploration and Production Index. The comparison assumes $100 was invested on July 28, 2006 and assumes reinvestment of dividends, if any. The comparisons in this table are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

	7/28/06	12/31/06	12/31/07	12/31/08	12/31/09
GeoMet, Inc.	100.00	94.80	47.40	15.68	13.31
Russell 2000 Index	100.00	112.52	109.43	71.35	89.34
S&P Oil & Gas	100.00	97.01	132.82	75.92	106.40

Item 6. Selected Financial Data

The following table shows our selected historical consolidated financial and operating data as of and for each of the last five years ended December 31, 2009. The selected historical consolidated audited financial data as of December 31 2009 and 2008 and for each of the three years in the period ended December 31, 2009 are derived from our consolidated audited financial statements included herein. The selected historical consolidated audited financial data as of December 31, 2007, 2006 and 2005 and for each of the two years in the period ended December 31, 2006 was derived from our consolidated audited financial statements which are not included herein. The table reflects a four-for-one common stock split in 2006 and prior periods have been adjusted for the stock split. You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and related notes included elsewhere in this annual report where there is additional disclosure regarding the information in the following table. Our historical results are not necessarily indicative of the results that may be expected in future periods.

	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS (in thousands):
Total revenues	$30,964	$69,094	$50,984	$44,947	$41,980
Realized (gains) losses on derivative contracts	$(10,694)	$500	$(3,895)	$(1,118)	$7,473
Unrealized losses (gains) from the change in market value of open derivative contracts	$3,995	$(4,993)	$3,007	$(16,877)	$12,059
Impairment of gas properties	$257,288	$50,734	—	—	—
Total operating expenses	$291,093	$87,590	$37,852	$13,678	$41,149
Operating (loss) income from continuing operations	$(260,129)	$(18,496)	$13,132	$31,269	$831
Interest expense, net of amounts capitalized	$(5,174)	$(4,783)	$(5,130)	$(3,130)	$(3,895)
(Loss) income before income taxes, minority interest, discontinued operations and cumulative effect of change in accounting principle	$(265,275)	$(23,199)	$7,983	$28,162	$(3,008)
Income tax (benefit) expense	$(98,142)	$(712)	$2,988	$10,866	$(993)
(Loss) income before minority interest, discontinued operations and cumulative effect of change in accounting principle, net of income tax	$(167,134)	$(22,487)	$4,995	$17,296	$(2,015)
Discontinued operations, net of income tax	—	—	$174	$23	—
Minority interest, net of income tax	—	—	—	$(23)	$442
Income from discontinued operations	—	—	$174	—	$442
Net (loss) income	$(167,134)	$(22,487)	$5,169	$17,296	$(1,573)

EARNINGS PER COMMON SHARE (in dollars):
(Loss) Income from continuing operations
Basic	$(4.28)	$(0.58)	$0.13	$0.49	$(0.07)
Diluted	$(4.28)	$(0.58)	$0.13	$0.48	$(0.07)
Discontinued operations
Basic	—	—	—	—	$0.02
Diluted	—	—	—	—	$0.02
Net (loss) income per common share
Basic	$(4.28)	$(0.58)	$0.13	$0.49	$(0.06)
Diluted	$(4.28)	$(0.58)	$0.13	$0.48	$(0.06)

BALANCE SHEET DATA (in thousands, at period end):
Working capital (deficit)(1)	$(35)	$(1,441)	$(2,063)	$(1,625)	$(7,368)
Total assets (including impairment of gas properties)	$160,928	$377,600	$378,677	$335,195	$247,909
Long-term debt	$119,996	$117,118	$96,730	$60,832	$99,926
Stockholders’ equity	$26,908	$192,432	$218,676	$210,007	$95,422

Cash flow data (in thousands):
Net cash provided by operating activities	$8,518	$32,958	$17,487	$21,472	$12,433
Net cash used in investing activities	$(12,696)	$(52,719)	$(53,832)	$(78,669)	$(59,661)
Net cash provided by financing activities	$2,888	$20,493	$36,191	$58,086	$44,906
Capital expenditures	$12,566	$52,797	$54,026	$79,061	$59,817

OTHER DATA:
Net sales volume (Bcf)	7.5	7.5	7.1	6.2	4.6
Average natural gas sales price ($ per Mcf)	$4.05	$9.17	$6.97	$7.19	$9.06
Average natural gas sales price ($ per Mcf) realized(2)	$5.47	$9.10	$7.52	$7.37	$7.43
Total production expenses ($ per Mcf)	$2.67	$2.87	$2.86	$2.75	$2.81
Depletion of gas properties($ per Mcf)	$1.51	$1.35	$1.24	$1.26	$1.06
Estimated proved reserves (Bcf)(3)(4)	209.3	319.5	350.2	325.7	262.5
Standardized measure of discounted future net cash flows ($ millions)	$149.2	$310.3	$495.9	$359.5	$632.7

Non-GAAP Measures:(5)
PV-10 ($ millions)	$97.7	$351.9	$662.8	$525.6	$880.2

(1)	Working capital (deficit) is defined as current assets less current liabilities and is unaudited.
(2)	Average realized price includes the effects of realized gains on derivative contracts.
(3)	Based on the reserve reports prepared by D&M, independent petroleum engineers, at each period end. Natural gas prices are volatile and may fluctuate widely affecting significantly the calculation of estimated net cash flows. Refer to “Risk Factors” for a more complete discussion.
(4)	There was a significant revision of reserves at September 30, 2009 due in large part to continued under-performance in the Gurnee field discussed in Item 7 below.
(5)	See reconciliation of non-GAAP financial measures.

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

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Future cash inflows	$849,379	$1,865,131	$2,654,214	$1,858,104	$2,536,279
Less: Future production costs	426,105	734,911	725,272	501,956	463,416
Less: Future development costs	68,321	105,737	106,356	101,777	76,297

Future net cash flows	354,953	1,024,483	1,822,586	1,254,371	1,996,566
Less: 10% discount factor	257,287	672,534	1,159,780	728,739	1,116,413

PV-10	97,666	351,949	662,806	525,632	880,153

Less: Undiscounted income taxes	(157,820)	(423,795)	(724,399)	(410,391)	(579,689)
Plus: 10% discount factor	209,352	382,193	557,461	244,245	332,201

Discounted income taxes	51,532	(41,602)	(166,938)	(166,146)	(247,488)

Standardized measure of discounted future net cash flows	$149,198	$310,347	$495,868	$359,486	$632,665

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

GeoMet, Inc. is an independent energy company primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”) and non-conventional shallow gas. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator and developer of coalbed methane properties since 1993. Our principal operations and producing properties are located in the Cahaba Basin in Alabama and the central Appalachian Basin in West Virginia and Virginia. We also control additional coalbed methane and oil and gas development rights, principally in Alabama, British Columbia, Virginia, and West Virginia. As of December 31, 2009, we control a total of approximately 187,000 net acres of coalbed methane and oil and gas development rights.

We primarily explore for, develop, and produce CBM and non-conventional shallow gas. Our objective is to create the premier non-conventional shallow gas company in North America (emphasizing coalbed methane) while maximizing stockholder value through the efficient investment of capital to increase reserves, production, cash flow and earnings. We believe that substantial expertise and experience is required to develop, produce, and operate coalbed methane and non-conventional shallow gas fields in an efficient manner. We believe that the inherent geologic and production characteristics of coalbed methane and non-conventional shallow gas offer certain operational advantages compared to conventional gas production.

On March 29, 2010, we executed commitment letters with NGP Capital Resources Company, or NGPC, and North Shore Energy, LLC, which we refer to as North Shore, an affiliate of our largest stockholder, whereby NGPC and North Shore have agreed to the preliminary terms of a commitment to purchase up to $20 million each ($40 million in the aggregate) of the Company’s convertible preferred stock in the event that a proposed rights offering of the convertible preferred stock is not fully subscribed by our common stockholders. Under the terms of the proposed $40 million rights offering, we would distribute, at no charge to the holders of our common stock, rights to purchase up to an aggregate of 4,000,000 new shares of convertible preferred stock at a subscription price of $10.00 per share. The number of rights to be distributed per share of common stock would be determined after our board of directors approves and sets a record date for the rights offering. Any rights offering will be made only by means of a prospectus supplement and accompanying prospectus to our effective registration statement on Form S-3 (Registration No. 333-163193). In the event that we are able to complete the proposed rights offering, we intend to use the net proceeds to repay a portion of our outstanding indebtedness. We cannot assure that we will be successful in completing the proposed rights offering on the terms outlined above, and any discussion of the proposed rights offering in this filing on Form 10-K does not constitute an offer or the solicitation of an offer of the Company’s securities. Our Board of Directors approved the execution of the commitment letters after its receipt of a recommendation to do so by a Special Committee comprised of two independent directors with no affiliation with our largest stockholder. The Special Committee retained the services of independent legal counsel and a financial advisor in evaluating and formulating its recommendation to the Board.

Effective March 30, 2010, the parties to the revolving credit facility agreement unanimously approved the Third Amendment to the revolving credit facility (“Third Amendment”) as summarized below:

•	The maturity date of the revolving credit facility was extended four months to May 6, 2011 pursuant to a request by the Company.

•

Pursuant to a request by the Company, the borrowing base was reduced to $123.0 million and the bank group agreed that (1) the next borrowing determination would be as of June 15, 2010, and (2) the bank group agreed not to call for a determination of the borrowing base prior to that date.

•

The minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability under the revolving credit agreement, is adjusted to .80 to 1 solely for the quarter ended March 31, 2010.

•

The outstanding balances on the revolving credit facility will bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 2.625%, or (b) the adjusted LIBOR rate, plus a margin of 3.50%.

We currently have limited borrowing availability under our revolving credit facility, which matures on May 6, 2011 and we have no assurances that our lenders will extend the maturity date. Accordingly, we will continue to explore various alternatives for additional financing for the Company in order to reduce our debt and provide additional capital for growth. These alternatives may include private or public offerings of debt or equity securities or the sale of assets. The terms, timing and structure of any such financing or sale will depend on several factors, including market conditions, execution risk, timing, possible dilution of existing shareholders and relative cost of the various financing alternatives. There can be no assurance that we will be able to obtain debt or equity financing or complete an asset sale on terms favorable to us, or at all.

Our ability to successfully leverage our competitive strengths and execute our strategy depends upon many factors and is subject to a variety of risks. For example, our ability to drill on our properties and fund our capital budgets depends, to a large extent, upon our ability to generate cash flow from operations at or above current levels and maintain borrowing capacity at or near current levels under our revolving credit facility, or the availability of future debt and equity financing at attractive prices. Changes in natural gas prices affect both our cash flows and the value of our proved natural gas reserves or our ability to replace production through drilling activities. Many other factors beyond our control, including a material adverse change in our proved natural gas reserves due to factors other than gas pricing changes, our ability to transport our gas to markets, a change in drilling costs, lower than expected production rates, and other factors may adversely affect our ability to fund our anticipated capital expenditures, pursue property acquisitions, and compete for qualified personnel.

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

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month, adjusted for regional price differentials, for the 12-month period ended December 31, 2009. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. Impairments recorded to gas properties for the year ended December 31, 2009, were:

	United States	Canada	Total
Impairment of gas properties	$255,401,961	$1,886,296	$257,288,257
Deferred income tax benefit	(97,627,986)	—	(97,627,986)

Impairment of gas properties, net of tax	$157,773,975	$1,886,296	$159,660,271

Impairments recorded solely due to the new SEC rules that became effective December 31, 2009, and are included above were:

	United States	Canada	Total
Impairment of gas properties	$20,847,742	$—	$20,847,742
Deferred income tax benefit	(8,028,207)	—	(8,028,207)

Impairment of gas properties, net of tax	$12,819,535	$—	$12,819,535

The natural gas price used in the valuation of natural gas reserves as of December 31, 2008 was $5.84 per Mcf ($5.71 Henry Hub spot market price for December 31, 2008, adjusted for regional price differentials). Impairments recorded to gas properties for the year ended December 31, 2008, were:

	United States	Canada	Total
Impairment of gas properties	$32,047,484	$18,686,273	$50,733,757
Deferred income tax benefit	(12,087,937)	—	(12,087,937)

Impairment of gas properties, net of tax	$19,959,547	$18,686,273	$38,645,820

Holding all factors constant other than natural gas prices, a 10% and 20% decline in the prices used at December 31, 2009 would have resulted in an additional ceiling test impairment of approximately $26.0 million and $52.1 million, respectively, of our full cost pool.

We believe that we are taking the necessary actions to position ourselves to continue operations in the current credit and commodity market environment with premium natural gas pricing due to the geographic location of our properties, natural gas hedges, and long-lived reserves with shallow annual production decline rates.

We expect to fund our capital expenditure budget for 2010 from our operating cash flows. If our cash flows are not sufficient to fund all of our planned capital projects, we expect to reduce our capital budget accordingly. The amount and timing of our expenditures are subject to change based upon market conditions, results of operations and other factors. We routinely adjust our capital expenditure budget in response to changes in natural gas prices, drilling and acquisition costs, cash flow, drilling results and borrowing base redeterminations under our revolving credit facility.

Decrease in Proved Reserves

Our proved natural gas reserves as of December 31, 2009, as estimated by DeGolyer and MacNaughton (“D&M”), independent petroleum engineers, totaled approximately 209 Bcf, a decrease of approximately 1%, after production, from the approximate 213 Bcf of proved natural gas reserves at September 30, 2009, as audited by D&M, and a decrease, after production, of 32% from the approximate 320 Bcf of proved natural gas reserves at December 31, 2008. Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month, adjusted for regional price differentials, for the 12-month period ended December 31, 2009. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. All prices and costs associated with operating wells were held constant in accordance with the amended SEC guidelines which were effective for financial statements for periods ending on or after December 31, 2009. The natural gas price used in the valuation of natural gas reserves as of September 30, 2009 was $4.43 per Mcf ($4.29 per Mcf market price for October 30, 2009, adjusted for regional price differentials), and as of December 31, 2008 was $5.84 per Mcf ($5.71 per Mcf Henry Hub spot market price for December 31, 2008, adjusted for regional price differentials).

Our proved reserves were 100% from coalbed methane reservoirs and were 75% developed. Approximately 62% of total year-end 2009 proved reserves are in the Pond Creek and Lasher fields in West Virginia and Virginia and 38% are in the Gurnee field in Alabama. The present value of proved reserves discounted at ten percent was approximately $98 million at December 31, 2009 as compared to $352 million at year-end 2008. Downward revisions, due in large part to under-performance in the Gurnee field, totaled approximately 103 Bcf, of which 101 Bcf were revisions reported as of September 30, 2009 in our filing on Form 10-Q. Our proved reserves at December 31, 2009 were also impacted by lower natural gas prices and costs in 2009. We were able to limit the effect of lower natural gas prices through our ongoing cost reduction strategy, which we implemented in April 2009.

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

Initial estimates of future production in the Gurnee field were generally consistent with comparable coalbed methane-producing natural gas reservoirs in the adjacent Black Warrior Basin, which produces from the same Pottsville coal formations directly across an anticline. However, the actual performance of our wells in the Gurnee field has not demonstrated the characteristic initial inclining production rates common to coalbed methane reservoirs. D&M lowered estimates of future production in the Gurnee field in connection with the preparation of its reports on our proved reserves as of December 31, 2007 and December 31, 2008. Now that the portion of the field east of the Cahaba River is substantially developed, and based upon continued monitoring of production results of our wells there, we concluded that actual production results did not support, with reasonable certainty, prior estimates of future production for the Gurnee field. Consequently, effective September 30, 2009, we further reduced estimates of future production, eliminating all projected inclines in current production rates (other than those wells that have clearly demonstrated actual inclines in production) and have projected future production rates based on the current production performance of individual wells in the field.

Trends

Our business is influenced by trends that affect the natural gas industry. In particular, declines in natural gas prices and recent economic trends have adversely affected our business, liquidity, results of operations and financial condition.

Beginning in early 2009, we began implementing countermeasures in response to the above referenced trends in order to enhance our ability to execute our business strategy. These countermeasures included reducing costs, increasing hedging to reduce exposure to volatile natural gas prices and limiting capital spending. We are evaluating additional measures in light of the current credit and commodity markets include selling assets, entering into joint venture agreements with industry partners to reduce our capital outlays, or alternate forms of financing.

The natural gas industry is capital intensive. We have made, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of natural gas reserves. Historically, our capital expenditures have been financed primarily with internally generated cash from operations, proceeds from bank borrowings, and industry joint venture arrangements. The continued availability of these capital sources depends upon a number of variables, including proved reserves, production from existing wells, the sales prices for natural gas, our ability to acquire, locate and produce new reserves, and events occurring within the global capital markets.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experiences and various other assumptions that we believe are reasonable; however, actual results may differ. Our significant accounting policies are described in Note 2 to our consolidated audited financial statements included elsewhere in this annual report. We believe the following critical accounting policies involve significant judgments, estimates, and a high degree of uncertainty in the preparation of our financial statements:

Reserves. Our most significant financial estimates are based on estimates of proved gas reserves. Proved gas reserves represent estimated quantities of gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production, and timing of development expenditures, including many factors beyond our control. The estimation process relies on assumptions and interpretations of available geologic, geophysical, engineering, and production data and, the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geologic interpretation, and judgment. In addition, as a result of changing market conditions, natural gas prices and future development costs will change from year to year, causing estimates of proved reserves to also change. Estimates of proved reserves are key components of our most significant financial estimates involving our unevaluated properties, our rate for recording depreciation, depletion and amortization and our full cost ceiling limitation. Our reserves are fully engineered on an annual basis by D&M, independent petroleum engineers.

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

Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. The ceiling test is imposed separately for our U.S. and Canadian cost centers. If capitalized costs (net of accumulated depreciation, depletion and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ equity in the period of occurrence and typically results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The ceiling limitation test is calculated using natural gas prices in effect as of the balance sheet date and adjusted for regional price differentials, held constant over the life of the reserves. In addition, subsequent to the adoption of ASC 410-20-25, the future cash outflows associated with settling asset retirement obligations are not included in the computation of the discounted present value of future net revenues for the purposes of the ceiling limitation test calculation.

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

Asset Retirement Liability—We adopted ASC 410-20-25, effective January 1, 2003. It establishes accounting and reporting standards for retirement obligations associated with tangible long-lived assets that result from the legal obligation to plug, abandon and dismantle existing wells and facilities that we have acquired, constructed or developed. It requires that the fair value of the liability for asset retirement obligations be recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, the asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

Income Taxes—We record our income taxes using an asset and liability approach in accordance with the provisions of ASC 740, formerly SFAS No. 109, Accounting for Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Estimating the amount of valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that could trigger limits on use of net operating losses under Internal Revenue Code Section 382. We have a significant deferred tax asset associated with net operating loss carryforwards (“NOL’s”).

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a consistent threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

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

Derivative Instruments and Hedging Activities. Our hedging activities consist of derivative instruments entered into to hedge against changes in natural gas prices and changes in interest rates related to outstanding debt under our credit facility primarily through the use of fixed price swap agreements, basis swap agreements, three-way collars, and traditional collars. Consistent with our hedging policy, we entered into a series of derivative instruments to hedge a significant portion of our expected natural gas production through 2009 and 2010. We also entered into interest rate swap agreements to hedge interest rates associated with a portion of our variable rate debt through 2010. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. These transactions are recorded in our financial statements in accordance with ASC 815-20-25, formerly Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Although not risk free, we believe this policy will reduce our exposure to natural gas price fluctuations and changes in interest rates and thereby achieve a more predictable cash flow. As a result, our derivative instruments are cash flow hedge transactions in which we are hedging the variability of cash flow related to a forecasted transaction. We do not enter into derivative instruments for trading or other speculative purposes.

In accordance with ASC 815-20-25, as amended, all our derivative instruments are recorded on the balance sheet at fair market value and changes in the fair market value of the derivatives are recorded each period in current earnings for the natural gas derivatives or other comprehensive income (loss) for our interest rate swaps. The natural gas derivatives have not been designated as hedge transactions while the interest rate swaps qualify and have been designated as cash flow hedges in accordance with ASC 815-20-25.

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

Stock-Based Compensation—We follow the fair value recognition provisions of ASC 718, formerly SFAS No. 123(R), Share-Based Payment, using the prospective transition method. The application of ASC 718 requires the use of an option pricing model, such as the Black Scholes model, to measure the estimated fair value of the options and as a result various assumptions must be made by management that require judgment and the assumptions could be highly uncertain. For share-based awards outstanding prior to the adoption of ASC 718, we will continue using the accounting principles originally applied to those awards before adoption. Therefore, we do not recognize any equity compensation cost on these prior awards in the future unless such awards are modified, repurchased or cancelled.

Fair Value Measurement—Effective January 1, 2008, we adopted ASC 820-10-55, formerly SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP. ASC 820-10-55 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-55 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are derived from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See disclosure related to the implementation of

ASC 820-10-55 in Note 8—Derivative Instruments and Hedging Activities. The FASB has also issued Staff Position FAS 157-2 (“FSP 157-2”), which delays the effective date of ASC 820-10-55 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We have elected to defer the application of ASC 820-10-55 thereof to nonfinancial assets and liabilities in accordance with FSP 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of ASC 820-10-55 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3 (“FSP 157-3”). FSP 157-3 clarifies the application of ASC 820-10-55 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. On January 1, 2009, we will adopt ASC 820-10-55 as it relates to nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and initial recognition of asset retirement obligations. There has been no significant impact to our consolidated audited financial statements related to the implementation of ASC 820-10-55 for our existing non-financial assets and liabilities.

Natural Gas Producing Fields Operations Summary

The table below presents information on gas revenues, sales volumes, production expenses and per Mcf data for the years ended December 31, 2009, 2008 and 2007. This table should be read with the discussion of the results of operations for the periods presented below.

	Year Ended December 31,
	2009	2008	2007
Gas sales	$30,597	$68,314	$49,694

Lease operating expenses	$13,935	$14,757	$13,981
Compression and transportation expenses	5,012	4,498	5,209
Production taxes	1,178	2,137	1,164

Total production expenses	$20,125	$21,392	$20,354

Net sales volumes (Consolidated) (MMcf)	7,549	7,453	7,125
Pond Creek field (MMcf)	5,226	5,003	4,494
Gurnee field (MMcf)	2,118	2,241	2,235
Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$4.05	$9.17	$6.97
Pond Creek field	$4.06	$9.17	$6.96
Gurnee field	$4.06	$9.15	$6.94
Average natural gas sales price realized (Consolidated)(1)	$5.47	$9.10	$7.52
Lease operating expenses (Consolidated)	$1.85	$1.98	$1.96
Pond Creek field	$1.38	$1.54	$1.60
Gurnee field	$2.47	$2.98	$3.05
Compression and transportation expenses (Consolidated)	$0.66	$0.60	$0.73
Pond Creek field	$0.67	$0.68	$0.92
Gurnee field	$0.49	$0.49	$0.47
Production taxes (Consolidated)	$0.16	$0.29	$0.17
Pond Creek field	$0.13	$0.15	$0.01
Gurnee field	$0.23	$0.55	$0.41
Total production expenses (Consolidated)	$2.67	$2.87	$2.86
Pond Creek field	$2.18	$2.37	$2.53
Gurnee field	$3.19	$4.02	$3.93
Depletion (Consolidated)	$1.51	$1.35	$1.24

(1)	Average realized price includes the effects of realized gains and losses on derivative contracts.

The following table presents certain information with respect to our production and operating data for each of the three month periods in the year ended December 31, 2009.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Gas:
Net sales volume (Bcf)	1.8	1.9	1.9	1.9
Average natural gas sales price ($ per Mcf)	$5.01	$3.59	$3.36	$4.26
Average natural gas sales price ($ per Mcf) realized(1)	$6.45	$5.03	$5.03	$5.37
Total production expenses ($ per Mcf)	$3.38	$2.60	$2.46	$2.21
Expenses: ($ per Mcf)
Lease operations expenses	$2.42	$1.76	$1.68	$1.52
Compression and transportation expenses	$0.77	$0.72	$0.65	$0.52
Production taxes	$0.19	$0.13	$0.13	$0.17
Depletion of gas properties	$1.52	$0.97	$2.64	$0.92
General and administrative	$1.58	$1.15	$0.97	$0.72

Results of Operations

Year Ended December 31, 2009 compared with Year Ended December 31, 2008

The following are selected items derived from our Consolidated Statement of Operations and their percentage changes from the comparable period are presented below.

	Year Ended December 31,
	2009	2008	Change
	(in thousands)
Gas sales	$30,597	$68,314	-55%
Lease operating expenses	$13,935	$14,757	-6%
Compression expense	$3,346	$3,054	10%
Transportation expense	$1,666	$1,444	15%
Production taxes	$1,178	$2,137	-45%
Depreciation, depletion and amortization	$12,030	$10,589	14%
Impairment of gas properties	$257,288	$50,734	NM
General and administrative	$8,349	$9,368	-11%
Realized (gains) losses on derivative contracts	$(10,694)	$500	NM
Unrealized losses (gains) from the change in market value of open derivative contracts	$3,995	$(4,993)	NM
Interest expense, net of amounts capitalized	$(5,174)	$(4,783)	8%
Income tax benefit	$(98,142)	$(712)	NM

NM-Not Meaningful

Gas sales. Gas sales decreased by $37.7 million, or 55%, to $30.6 million compared to the prior year. The decrease in gas sales was a result of significantly lower natural gas prices, which decreased approximately 56% excluding hedging transactions, partially offset by increased production, which increased 1%. The increase in production was principally attributable to the prior year development activities at our Pond Creek field and the commencement of gas sales in our Garden City field in July 2008, Lasher field in October 2008, and Peace River in December 2008, partially offset by the sale of an overriding royalty interest that was sold effective July 1, 2008 and decreased current year production in our Gurnee field.

Lease operating expenses. Lease operating expenses decreased by $0.8 million, or 6%, to $13.9 million compared to the prior year. The $0.8 million decrease in lease operating expenses consisted of $1.0 million decrease in costs, partially offset by a $0.2 million increase in production. The $1.0 million decrease in costs was primarily due to a company-wide cost reduction strategy implemented in April 2009, partially offset by increased expenses related to the commencement of gas sales in our Garden City field in July 2008, Lasher field in October 2008, and Peace River in December 2008.

Compression expense. Compression expense increased by $0.3 million, or 10%, to $3.3 million compared to the same period in the prior year. The increase in compression expense was primarily due to the addition of Peace River compression costs where gas sales commenced on December 31, 2008.

Transportation expense. Transportation expense increased by $0.2 million, or 15%, to $1.7 million compared to the prior year period. The increase was primarily due to the fact that a greater amount of excess capacity was released in the prior year period effectively reducing transportation expense for that period. The excess transportation capacity that caused the increase was permanently released in May 2009. As a result of this permanent release, we expect to incur less transportation costs in the future.

Production taxes. Production taxes decreased by $1.0 million, or 45%, to $1.2 million compared to the prior year period. The decrease in production taxes was primarily due to decreased natural gas sales caused by lower natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $1.4 million, or 14%, to $12.0 million compared to the prior year period. The depreciation, depletion and amortization increase consisted of $3.9 million in accelerated depletion caused by estimated natural gas reserve revisions recorded as of September 30, 2009, offset by a $2.5 million decrease due to the decrease in the depletion rate resulting from our ceiling write-downs incurred to-date.

Impairment of gas properties. For the year ended December 31, 2009, impairments recorded to gas properties were $159.7 million, net of tax benefit of $97.6 million. These impairments were caused by lower natural gas prices, as well as downward reserve revisions due in large part to continued under-performance in the Gurnee field. We were able to limit the effect of lower natural gas prices through our ongoing cost reduction strategy, which we implemented in April 2009.

General and administrative. General and administrative expenses decreased by $1.0 million, or 11%, to $8.3 million compared to the prior year period. The primary driver of the decrease in general and administrative expenses was the cost reduction strategy implemented in April 2009, offset by $0.8 million less capitalized overhead as a result of decreased drilling activities.

Realized (gains) losses on derivative contracts. Realized gains on derivative contracts were $10.7 million in the current year period as compared to realized losses of $0.5 million in the prior year period. Realized losses represent net cash flow settlements paid to the contract counterparty, while realized gains represent net cash flow settlements paid to us from the contract counterparty. Realized losses occur when natural gas prices exceed the derivative ceiling prices. Conversely, realized gains occur when natural gas prices go below the derivative floor prices.

Unrealized losses (gains) from the change in market value of open derivative contracts. Unrealized losses on open derivative contracts were $4.0 million in the current year period as compared to unrealized gains of $5.0 million in the prior year period. Unrealized losses and gains are non-cash transactions that occur when the corresponding asset or liability derivative contracts are marked to market at the end of each reporting period.

Interest expense (net of amounts capitalized). Interest expense (net of amounts capitalized) increased by $0.4 million, or 8%, to $5.2 million compared to the prior year period. The increase is due to the effect of a higher average outstanding debt balance in the current year period, partially offset by a lower average interest rate in the current year period. Additionally, the prior year included $0.3 million of capitalized interest for which there was no comparable capitalized interest in the current year period as a result of no drilling activity.

Income tax benefit (expense). Income tax benefit was $98.1 million in the current year as compared to $0.7 million in the prior year. The increased benefit was primarily the result of the impairments recorded to gas properties of $159.7 million, net of tax benefit of $97.6 million. These impairments were caused by lower natural gas prices, as well as downward revisions due in large part to continued under-performance in the Gurnee field. We were able to limit the effect of lower natural gas prices through our ongoing cost reduction strategy, which we implemented in April 2009. The effective tax rate for the period was 37.0%. Income tax benefit for the year ended December 31, 2009 was different than the amount computed using the statutory rate as follows:

	U.S.		Canada		Total
Amount computed using statutory rates	$(87,751,624)	34.00%	$(1,867,426)	26.00%	$(89,619,050)	33.78%
State income taxes—net of federal benefit	(10,714,162)	4.15%	—	0.00%	(10,714,162)	4.04%
Valuation Allowance	—	0.00%	1,867,426	-26.00%	1,867,426	-0.70%
Nondeductible items and other	324,027	-0.12%	—	0.00%	324,027	-0.12%

Income tax (benefit) provision	$(98,141,759)	38.03%	$—	0.00%	$(98,141,759)	37.00%

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

Income tax benefit (expense). Income tax benefit was $0.7 million for the year ended December 31, 2008. The effective tax rate for the period was 3.07%. Income tax benefit for the year ended December 31, 2008 was different than the amount computed using the statutory rate as follows:

	U.S.		Canada		Total
Amount computed using statutory rates	$(938,137)	34.00%	$(6,949,350)	34.00%	$(7,887,487)	34.00%
State income taxes—net of federal benefit	(147,556)	5.35%	—	0.00%	(147,556)	0.64%
Valuation Allowance	121,865	-4.42%	6,949,350	-34.00%	7,071,215	-30.48%
Nondeductible items and other	251,928	-9.13%	—	0.00%	251,928	-1.09%

Income tax (benefit) provision	$(711,900)	25.80%	$—	0.00%	$(711,900)	3.07%

Discontinued operations. In September of 2007, we discontinued the third party marketing business and second reportable segment which had been created in connection with the consolidation of Shamrock Energy LLC, a variable interest entity under ASC 810, formerly FIN 46 (R), on August 1, 2006. The consolidation of the variable interest entity had no impact on our net income (loss) due to the 100% minority interest to Shamrock Energy LLC. On January 1, 2007, we acquired Shamrock Energy LLC as a wholly owned subsidiary and the consolidation of this wholly owned subsidiary had an insignificant impact on our net income (loss). As a result of exiting our third party marketing business, we are treating these activities as a discontinued operation for all the periods presented.

Liquidity and Capital Resources

Cash Flows and Liquidity

Cash flows provided by operations for the year ended December 31, 2009 and 2008 were $8.5 million and $33.0 million, respectively. Cash flows from operations of $8.5 million for the year ended December 31, 2009, combined with net cash provided by financing activities of $2.9 million and the use of available cash, were sufficient to fund net cash used in investing activities of $12.7 million, which primarily includes capital expenditures for the exploration and development of our gas properties a significant portion of which was carryover costs from our 2008 program. Net cash provided by financing activities was related to revolving credit facility net borrowings.

As of December 31, 2009, we had a working capital deficit of less than $0.1 million. As of December 31, 2008, we had a working capital deficit of approximately $1.4 million.

Based upon current expectations, we believe that our cash flow from operations and other financial resources such as borrowings under our revolving credit facility and proceeds from potential transactions such as equity offerings, joint ventures, or asset sales will provide the ability to develop certain existing properties.

Beginning in early 2009, we began implementing countermeasures in response to the above referenced trends in order to enhance our ability to execute our business strategy. These countermeasures included reducing costs, increasing hedging to reduce exposure to volatile natural gas prices and limiting capital spending. We are evaluating additional measures in light of the current credit and commodity markets include selling assets, entering into joint venture agreements with industry partners to reduce our capital outlays, or alternate forms of financing.

Revolving Credit Facility

Effective March 30, 2010, the parties to the revolving credit facility agreement unanimously approved the Third Amendment to the revolving credit facility (“Third Amendment”) as summarized below:

•	The maturity date of the revolving credit facility was extended four months to May 6, 2011 pursuant to a request by the Company.

•

Pursuant to a request by the Company, the borrowing base was reduced to $123.0 million and the bank group agreed that (1) the next borrowing base determination would be as of June 15, 2010, and (2) the bank group agreed not to call for a determination of the borrowing base prior to that date.

•

The minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability under the revolving credit agreement, is adjusted to .80 to 1 solely for the quarter ended March 31, 2010.

•

The outstanding balances on the revolving credit facility will bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 2.625%, or (b) the adjusted LIBOR rate, plus a margin of 3.50%.

Commitments for Additional Financing

On March 29, 2010, we executed commitment letters with NGP Capital Resources Company and North Shore Energy, LLC, an affiliate of our largest stockholder, whereby NGPC and North Shore have agreed to the preliminary terms of a commitment to purchase up to $20 million each ($40 million in the aggregate) of the Company’s convertible preferred stock in the event that a proposed rights offering of the convertible preferred stock is not fully subscribed by our common stockholders. NGPC and North Shore each received an initial non-refundable payment of $250,000 from the Company in exchange for the commitment letters. The initial payment will be credited against a $600,000 fee due to each of NGPC and North Shore upon the closing of a rights offering and backstop commitment. Our Board of Directors approved the execution of the commitment letters after its receipt of a recommendation to do so by a Special Committee comprised of two independent directors with no affiliation with our largest stockholder. The Special Committee retained the services of independent legal counsel and a financial advisor in evaluating and formulating its recommendation to the Board.

The proposed rights offering will be made only by means of a prospectus supplement and accompanying prospectus that will contain the specific terms of the proposed transaction and will be provided to our stockholders in connection with any such offering. The disclosure in this filing on Form 10-K does not constitute an offer or the solicitation of an offer of the Company’s securities. Any such offer will only be made by registration under federal and state securities laws, or pursuant to an applicable exemption from registration thereunder.

Proposed Rights Offering

Under the terms of the proposed $40 million rights offering, we would distribute, at no charge to the holders of our common stock, rights to purchase up to an aggregate of 4,000,000 new shares of convertible preferred stock at a subscription price of $10.00 per share. The number of rights to be distributed per share of common stock would be determined when our Board of Directors sets a record date for the rights offering and would be set forth in a prospectus supplement to our effective registration statement on Form S-3. The prospectus supplement would be distributed to stockholders of record as of the record date. Each whole right would entitle a holder to purchase one share of convertible preferred stock at the subscription price. In the even that our stockholders do not subscribe for all 4,000,000 shares of preferred stock offered, NGPC and North Shore would purchase the remaining unsubscribed shares of preferred stock pursuant to the terms of a backstop agreement. Consummation of the rights offering is subject to the execution of a definitive backstop agreement between the Company, NGPC and North Shore, completion of title and environmental due diligence satisfactory to NGPC and North Shore, the approval of our stockholders and other terms and conditions described in the commitment letters. We cannot assure that we will be successful in completing the proposed preferred stock rights offering on the terms outlined herein.

Terms of Proposed Backstop Commitment

Under the proposed terms set forth in the commitment letters, NGPC and North Shore agree to purchase all shares of convertible preferred stock that remain unsubscribed as a result of any unexercised rights by our common stockholders during the proposed rights offering. NGPC and North Shore each would purchase up to

$20 million of convertible preferred stock assuming no stockholder subscriptions and would participate equally in any unsubscribed shares of convertible preferred stock. The material terms of the preferred stock as set forth in the commitment letters are more fully described in “Item 9B. Other Information.”

Under the terms set forth in the commitment letters, NGPC and North Shore are entitled to receive a backstop fee of $600,000 each, or $1.2 million in the aggregate, upon the closing of the rights offering and backstop commitment. An initial $500,000 aggregate payment already made by the Company will be credited against the backstop fee. In addition, in the event that less than $15 million of convertible preferred stock is available for NGPC or North Shore to purchase following the rights offering, the Company will be required to pay NGPC and/or North Shore an additional fee of 3% of the shortfall (i.e., the difference between $15 million and the amount of convertible preferred stock actually purchased). We have agreed to pay or reimburse NGPC and North Shore for all reasonable costs and out-of-pocket expenses relating to their commitments.

As additional consideration for their commitment to backstop the proposed rights offering, NGPC and North Shore would each be entitled to appoint one member to our board of directors so long as it held a threshold amount of convertible preferred stock, and our board would be comprised of no more than nine directors. Certain Company actions would require the approval of a supermajority (70%) of our board, including our annual operating budget, capital expenditure budget and general and administrative budget. The terms of these and other proposed governance arrangements are more fully described in “Item 9B. Other Information.”

The commitment letters also outline certain covenants that are expected to be included in the backstop agreement, including:

•	A debt incurrence test during the first year following closing of the proposed rights offering;

•	A maximum debt-to-EBITDA ratio, which would be less restrictive than the ratio required under our senior credit facility;

•	A limit on general and administrative expenses; and

•	A $5 million reduction in Company debt each year that a threshold amount of convertible preferred stock remains outstanding.

In addition, so long as a threshold amount of convertible preferred stock remains outstanding, the Company may not incur additional material debt, issue any equity senior or on par with the convertible preferred stock, engage in any material acquisitions or other significant corporate transactions, incur any exploration expenses, or engage in certain other activities without the consent of NGPC and North Shore.

We currently have limited borrowing availability under our revolving credit facility, which matures on May 6, 2011, and we have no assurances that our lenders will extend the maturity date. Accordingly, we will continue to explore various alternatives for additional financing for the Company in order to reduce our debt and provide additional capital for growth. These alternatives may include private or public offerings of debt or equity securities or the sale of assets. The terms, timing and structure of any such financing or sale will depend on several factors, including market conditions, execution risk, timing, possible dilution of existing shareholders and relative cost of the various financing alternatives. There can be no assurance that we will be able to obtain debt or equity financing or complete an asset sale on terms favorable to us, or at all.

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

The following table is a summary of our capital expenditures on an accrual basis by category:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Capital expenditures:
Leasehold acquisition	$1,197	$3,669	$7,333
Exploration	29	405	2,999
Development	6,273	48,404	44,831
Other items (primarily capitalized overhead and interest)	1,767	5,294	4,649

Total capital expenditures	$9,266	$57,772	$59,812

We expect our capital expenditure budget for 2010 to be $7.3 million. The amount and timing of our expenditures are subject to change based upon market conditions, natural gas prices, results of operations and other factors. We routinely adjust our capital expenditure budget in response to changes in natural gas prices, drilling and acquisition costs, cash flow, drilling results and changes in borrowing capacity under our revolving credit facility.

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

Changes in natural gas prices significantly affect our revenues, financial condition, cash flows and borrowing capacity. Markets for natural gas have historically been volatile and we expect this trend to continue. Prices for natural gas may fluctuate in response to changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict the prices we will receive for our natural gas. Accordingly, any significant or sustained declines in natural gas prices will materially adversely affect our financial condition, operating results, liquidity and ability to obtain financing. Continued or prolonged low natural gas prices may also result in non-compliance with the covenants in our revolving credit facility agreement and could result in a lower determination of our borrowing base. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. Further declines in natural gas prices had a material adverse effect on the estimated value and estimated quantities of our proved natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Our capital expenditure budgets are highly dependent on future natural gas prices.

Natural Gas Price Risk and Related Hedging Activities.

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

Commodity Price Risk and Related Hedging Activities

At December 31, 2009, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Sold Floor	Fair Value
January 2010 through March 2010	540,000	$11.20	$9.50	$7.00	$1,326,724
January 2010 through March 2010	360,000	$6.65	$5.50	$3.50	65,098
April through October 2010	856,000	$6.80	$5.50	$3.50	172,072
April through October 2010	856,000	$6.35	$5.50	—	116,559
November 2010 through March 2011	604,000	$7.45	$6.50	—	160,745

					$1,841,198

At December 31, 2009, we had the following natural gas swap positions:

Period	Volume (MMBtu)	Price	Fair Value
April through October 2010	856,000	$5.70	5,341
April through October 2010	642,000	$6.30	387,383
November 2010 through March 2011	604,000	$6.67	61,493
November 2010 through March 2011	906,000	$7.27	625,564
April 2011 through October 2011	856,000	$6.37	236,887
November 2011 through March 2012	608,000	$7.12	166,836

			$1,483,504

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

We use fixed rate swaps to limit our exposure to fluctuations in interest rates with the objective of realizing a fixed cash flow stream from these activities. At December 31, 2009, we had the following interest rate swaps:

Description	Effective date	Designated maturity date	Fixed rate(1)	Notional amount	Fair Value
Floating-to-fixed swap	12/14/2007	12/14/2010	3.86%	$15,000,000	$(479,566)
Floating-to-fixed swap	1/3/2008	1/4/2010	3.95%	$10,000,000	(87,493)
Floating-to-fixed swap	3/25/2008	3/25/2010	2.38%	$10,000,000	(50,745)
Floating-to-fixed swap	5/13/2008	5/13/2010	3.07%	$5,000,000	(67,783)
Floating-to-fixed swap	1/6/2009	1/6/2011	1.38%	$5,000,000	(38,278)

					$(723,865)

(1)	The floating rate paid by the counterparty is the British Bankers’ Association LIBOR rate.

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

As of December 31, 2009, we had $119.5 million of borrowings outstanding under our revolving credit facility, resulting in a borrowing availability of $15.5 million under our $135.0 million borrowing base. For the year ended December 31, 2009 we borrowed $39.4 million and made payments of $36.4 million under the revolving credit facility. The outstanding balances on the revolving credit facility bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 1.375% to 2.125% based on borrowing base usage, or (b) the adjusted LIBOR rate, plus a margin of 2.25% to 3.00%, based on borrowing base usage. The rates at December 31, 2009 and 2008, excluding the effect of our interest rate swaps, were 3.03% and 2.49%, respectively. For the years ended December 31, 2009 and 2008, interest on the borrowings averaged 3.12% per annum and 4.56% per annum, respectively.

We are subject to certain restrictive covenants under the revolving credit facility agreement, including a minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability under the revolving credit agreement, of 1.0 to 1.0, and a ratio of consolidated EBITDA, as defined in the revolving credit facility agreement, to interest expense of up to 2.75 to 1.0, both as defined in the revolving credit facility agreement. As of December 31, 2009, we were in compliance with all of the covenants in the revolving credit facility agreement.

Effective March 30, 2010, the parties to the revolving credit facility agreement unanimously approved the Third Amendment to the revolving credit facility (“Third Amendment”) as summarized below:

•	The maturity date of the revolving credit facility was extended four months to May 6, 2011 pursuant to a request by the Company.

•

Pursuant to a request by the Company, the borrowing base was reduced to $123.0 million and the bank group agreed that (1) the next borrowing base determination would be as of June 15, 2010, and (2) the bank group agreed not to call for a determination of the borrowing base prior to that date.

•

The minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability under the revolving credit agreement, is adjusted to .80 to 1 solely for the quarter ended March 31, 2010.

•

The outstanding balances on the revolving credit facility will bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 2.625%, or (b) the adjusted LIBOR rate, plus a margin of 3.50%.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2009, beginning January 1, 2010 (in thousands):

	2010	2011	2012	2013	2014 and thereafter
Long-term debt and other obligations(1)	$122	$119,633	$92	$100	$171
Interest expense on revolving credit facility(2)	3,617	59	—	—	—
Operating lease obligations	1,408	1,354	630	426	971
Interest rate swap contracts	724	—	—	—	—
Asset retirement obligations	108	—	—	—	4,862
Firm transportation contracts	1,343	1,313	1,313	1,313	8,202
Other operating commitments	176	—	—	—	—
ASC 740 (formerly FIN 48)(3)	—	—	—	—	—

Total commitments	$7,498	$122,359	$2,035	$1,839	$14,206

(1)	Maturities based on the June 2006 amended bank credit agreement terms, as amended, which extended the maturity date to May 6, 2011.
(2)	The outstanding balances on the revolving credit facility bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 1.375% to 2.125% based on borrowing base usage, or (b) the adjusted LIBOR rate, plus a margin of 2.25% to 3.00%, based on borrowing base usage. The rate at December 31, 2009, excluding the effect of our interest rate swaps, was 3.03%.
(3)	As of December 31, 2009, we had a liability for unrecognized tax benefits of approximately $273,000. We are unable to reliably estimate the timing and amount of any payments related to this liability because there are currently no outstanding unpaid assessments from any tax authority, and it is likely that assessments would be offset by existing deferred tax attributes as they arise.

The following were maturities of long-term debt for each of the next five years at December 31, 2009:

Year	Amount
2010	$121,792
2011	119,632,744
2012	91,757
2013	100,467
2014	110,035
Thereafter	61,160

Total Debt	$120,117,955

Environmental and Regulatory

As of December 31, 2009, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Operating Lease Commitments—We have operating leases for office space, office equipment and field compressors expiring in various years through 2019. Future minimum lease commitments as of December 31, 2009 under non-cancelable operating leases having remaining terms in excess of one year are as follows:

Year Ended December 31,	Amount
2010	$1,408,201
2011	1,354,079
2012	629,560
2013	426,383
2014	188,040
Thereafter	782,672

Total future minimum lease commitments	$4,788,935

Total rental expenses under operating leases were approximately $1,857,026, $2,005,994 and $1,542,660 for the years ended December 31, 2009, 2008 and 2007, respectively.

Transportation Contracts—As of December 31, 2009, under the following firm transportation contracts, we can transport maximum daily volumes of (1) 500 MMBtu’s continuing until October 31, 2010, (2) 15,000 MMBtu’s continuing until April 1, 2022, and (3) 10,000 MMBtu’s continuing until April 1, 2017. We have a right to extend each of these contracts, in five-year increments, at the maximum tariff rate. As of December 31, 2009, the maximum commitment remaining under the transportation contracts is approximately $13.5 million.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted the provisions of ASU 2009-05 for the period ended December 31, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC 320-10-65), to expand other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of ASC 320-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC 820-10-65) to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements; additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s supplemental oil and gas disclosure. See Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for more details.

In January 2010, the FASB issued FASB ASU No. 2010-03 Oil and Gas Reserve Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. See Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for more details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are natural gas prices per Mcf in effect, adjusted for regional price differentials. Prices received for natural gas are volatile and unpredictable and are beyond our control. At December 31, 2009, a 10% decrease in the prices received for natural gas production would have had a negative impact of approximately $3.9 million on our revenues.

Interest Rate Risk. We have long-term debt subject to the risk of loss associated with movements in interest rates. At December 31, 2009, we had $119.5 million outstanding under our revolving credit facility. At December 31, 2009 the average interest rate for the outstanding amount of the revolving credit facility was 3.03% per annum, respectively. Borrowing availability at December 31, 2009 was $15.5 million. All of the debt outstanding under our revolving credit facility accrues interest at floating or market rates. Fluctuations in market interest rates will cause our interest costs to fluctuate. Based upon the balance outstanding under our revolving credit facility at December 31, 2009, a 1% increase in market interest rates would have increased interest expense and negatively impacted our annual cash flows by approximately $0.8 million. $45 million of the outstanding balance was excluded from our market rate analysis due to lack of interest rate exposure based on the interest rate swaps we have in place.

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

Item 8. Financial Statements and Supplementary Data

GEOMET, INC. AND SUBSIDIARIES

Index To Financial Statements

Page
CONSOLIDATED AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2009 and 2008	68
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	69
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	70
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	71
Notes to Consolidated Audited Financial Statements	72

SUPPLEMENTARY INFORMATION (UNAUDITED)—
Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for the years ended December 31, 2009, 2008 and 2007	97
Quarterly Results of Operations (unaudited) by quarter for the years ended December 31, 2009 and 2008	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GeoMet, Inc.

Houston, TX

We have audited the accompanying consolidated balance sheets of GeoMet, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoMet, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 3 to the consolidated financial statements, on December 31, 2009, the Company adopted Accounting Standards Update No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures”.

/s/    DELOITTE & TOUCHE LLP

Houston, TX

March 31, 2010

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$973,720	$2,096,561
Accounts receivable, both amounts net of allowance of $60,848	2,909,293	5,364,456
Inventory	2,131,901	3,339,228
Derivative asset	2,563,898	6,596,360
Other current assets	475,025	541,311

Total current assets	9,053,837	17,937,916

Gas properties—utilizing the full cost method of accounting:
Proved gas properties	461,003,091	447,968,536
Unevaluated gas properties, not subject to amortization	—	5,017
Other property and equipment	3,480,202	3,429,890

Total property and equipment	464,483,293	451,403,443
Less accumulated depreciation, depletion, amortization and impairment of gas properties	(365,784,964)	(93,104,323)

Property and equipment—net	98,698,329	358,299,120

Other noncurrent assets:
Derivative asset	761,192	723,669
Deferred income taxes	51,804,971	—
Other	609,972	639,648

Total other noncurrent assets	53,176,135	1,363,317

TOTAL ASSETS	$160,928,301	$377,600,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,169,174	$13,384,675
Accrued liabilities	2,808,227	2,623,640
Deferred income taxes	157,256	2,426,798
Derivative liability	724,253	714,903
Asset retirement liability	108,111	117,423
Current portion of long-term debt	121,792	111,767

Total current liabilities	9,088,813	19,379,206

Long-term debt	119,996,163	117,117,955
Asset retirement liability	4,862,278	4,348,938
Other long-term accrued liabilities	73,308	105,890
Derivative liability	—	374,489
Deferred income taxes	—	43,841,950

TOTAL LIABILITIES	134,020,562	185,168,428

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized 10,000,000, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; issued and outstanding 39,460,060 and 39,305,152 at December 31, 2009 and December 31, 2008, respectively	39,294	39,050
Treasury stock—10,432 shares at December 31, 2009 and December 31, 2008	(94,424)	(93,811)
Paid-in capital	189,681,816	188,692,242
Accumulated other comprehensive loss	(1,768,521)	(2,399,992)
Retained (deficit) earnings	(160,710,889)	6,422,772
Less notes receivable	(239,537)	(228,336)

Total stockholders’ equity	26,907,739	192,431,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,928,301	$377,600,353

See accompanying Notes to Consolidated Audited Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Revenues:
Gas sales	$30,596,551	$68,313,948	$49,694,489
Operating fees and other	367,519	780,267	1,289,575

Total revenues	30,964,070	69,094,215	50,984,064

Expenses:
Lease operating expense	13,934,840	14,756,521	13,981,093
Compression and transportation expense	5,011,511	4,498,243	5,209,206
Production taxes	1,178,435	2,136,963	1,164,159
Depreciation, depletion and amortization	12,029,982	10,589,490	9,091,610
Impairment of gas properties	257,288,257	50,733,757	—
General and administrative	8,349,268	9,368,279	9,294,279
Realized losses (gains) on derivative contracts	(10,694,496)	500,452	(3,895,138)
Unrealized (gains) losses from the change in market value of open derivative contracts	3,995,327	(4,993,238)	3,006,916

Total operating expenses	291,093,124	87,590,467	37,852,125

Operating (loss) income from continuing operations	(260,129,054)	(18,496,252)	13,131,939

Other income (expense):
Interest income	27,739	43,876	39,341
Interest expense (net of amounts capitalized)	(5,174,185)	(4,783,076)	(5,129,847)
Other	80	36,961	(58,589)

Total other income (expense):	(5,146,366)	(4,702,239)	(5,149,095)

(Loss) income before income taxes & discontinued operations	(265,275,420)	(23,198,491)	7,982,844
Income tax (benefit) expense	(98,141,759)	(711,900)	2,987,407

(Loss) income before discontinued operations	(167,133,661)	(22,486,591)	4,995,437

Income from discontinued operations, net of tax	—	—	173,782

Net (loss) income	$(167,133,661)	$(22,486,591)	$5,169,219

(Loss) earnings per share:
(Loss) income from continuing operations
Basic	$(4.28)	$(0.58)	$0.13

Diluted	$(4.28)	$(0.58)	$0.13

Discontinued operations
Basic	$—	$—	$—

Diluted	$—	$—	$—

Net (loss) income per common share
Basic	$(4.28)	$(0.58)	$0.13

Diluted	$(4.28)	$(0.58)	$0.13

Weighted average number of common shares:
Basic	39,084,740	38,856,841	38,822,671

Diluted	39,084,740	38,856,841	39,699,694

See accompanying Notes to Consolidated Audited Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock Par Value $0.001 (shares outstanding)	Common Stock Par Value $0.001	Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Notes Receivable	Total Stockholders’ Equity
Balance at January 1, 2007	38,678,713	$38,679	$—	$186,852,852	$(193,888)	$23,740,144	$(430,281)	$210,007,506

Restricted stock awards	178,081	178		(178)				—
Exercise of stock options	105,565	105		224,660				224,765
Stock-based compensation				526,575				526,575
Purchase of treasury stock (7,828 shares)			(70,452)				66,070	(4,382)
Payments on notes receivable							164,134	164,134
Accrued interest on notes receivable				17,027			(17,027)	—
Comprehensive income:
Net income						5,169,219		5,169,219
Gain on interest rate swap, net of income tax of $0					10,884			10,884
Foreign currency translation adjustment, net of income tax of $0					2,577,005			2,577,005

Total comprehensive income								7,757,108

Balance at December 31, 2007	38,962,359	$38,962	$(70,452)	$187,620,936	$2,394,001	$28,909,363	$(217,104)	$218,675,706

Exercise of stock options	68,605	69		118,377				118,446
Stock-based compensation	18,720	19		941,697				941,716
Purchase of treasury stock (2,604 shares)			(23,359)					(23,359)
Accrued interest on notes receivable				11,232			(11,232)	—
Comprehensive loss:
Net loss						(22,486,591)		(22,486,591)
Loss on interest rate swap, net of income taxes of $410,906					(689,370)			(689,370)
Foreign currency translation adjustment, net of income taxes of $0					(4,104,623)			(4,104,623)

Total comprehensive income								(27,280,584)

Balance at December 31, 2008	39,049,684	$39,050	$(93,811)	$188,692,242	$(2,399,992)	$6,422,772	$(228,336)	$192,431,925
Stock-based compensation	244,705	245		978,373				978,618
Purchase and cancellation of treasury stock	(406)	(1)	(613)					(614)
Accrued interest on notes receivable				11,201			(11,201)	—
Comprehensive loss:
Net loss						(167,133,661)		(167,133,661)
Gain on interest rate swap, net of income taxes of $134,389					231,138			231,138
Foreign currency translation adjustment, net of income taxes of $0					400,333			400,333

Total comprehensive income								(166,502,190)

Balance at December 31, 2009	39,293,983	$39,294	$(94,424)	$189,681,816	$(1,768,521)	$(160,710,889)	$(239,537)	$26,907,739

See accompanying Notes to Consolidated Audited Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows provided by operating activities:
Net (loss) income	$(167,133,661)	$(22,486,591)	$5,169,219
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	12,029,982	10,589,490	9,265,167
Impairment of gas properties	257,288,257	50,733,757	—
Amortization of debt issuance costs	196,152	172,935	146,280
Deferred income tax (benefit) expense	(98,050,852)	(736,900)	3,066,333
Unrealized losses (gains) from the change in market value of open derivative contracts (including premium amortization)	3,995,327	(4,993,238)	3,006,916
Stock-based compensation	792,560	566,416	311,482
Loss (gain) on sale of other assets	22,248	41,521	(64,834)
Accretion expense	431,733	365,103	209,850
Allowance for doubtful accounts	—	60,848	—

Changes in operating assets and liabilities:
Accounts receivable	2,553,045	(595,689)	6,111,907
Other current assets	(102,448)	(1,058,790)	(2,348,588)
Accounts payable	(3,394,439)	3,130,996	244,892
Accrued income tax payable	—	—	(6,709,656)
Other accrued liabilities	(109,645)	(2,831,465)	(922,101)

Net cash provided by operating activities	8,518,259	32,958,393	17,486,867

Cash flows used in investing activities:
Capital expenditures (including lease acquisitions)	(12,566,498)	(52,797,122)	(54,026,382)
Proceeds from sale of assets	36,315	43,084	126,285
Other assets	(166,260)	35,161	67,927

Net cash used in investing activities	(12,696,443)	(52,718,877)	(53,832,170)

Cash flows provided by financing activities:
Debt issuance costs	—	—	(100,000)
Proceeds from exercise of stock options	—	118,446	224,765
Proceeds from revolver borrowings	39,350,000	115,000,000	83,000,000
Payments on revolver	(36,350,000)	(94,500,000)	(47,000,000)
Treasury stock	(613)	(23,359)	(4,382)
Proceeds from notes receivable and accrued interest	—	—	164,134
Payments on other debt	(111,767)	(102,586)	(93,979)

Net cash provided by financing activities	2,887,620	20,492,501	36,190,538
Effect of exchange rate changes on cash and cash equivalents	167,723	(175,972)	280,805

Increase (decrease) in cash and cash equivalents	(1,122,841)	556,045	126,040
Cash and cash equivalents at beginning of year	2,096,561	1,540,516	1,414,476

Cash and cash equivalents at end of year	$973,720	$2,096,561	$1,540,516

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,197,538	$4,891,199	$5,672,771

Income taxes	$25,000	$36,192	$25,000

Significant noncash investing and financing activities:
Accrued capital expenditures	$397,375	$5,556,897	$1,994,186

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying Consolidated Audited Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries, GeoMet Operating Company, Inc., GeoMet Gathering Company LLC, GeoMet Gathering Virginia, Inc., Hudson’s Hope Gas, Ltd. and Shamrock Energy LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated audited financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant financial estimates are related to our proved gas reserves. Estimates of proved gas reserves are key components of our depletion rate for natural gas properties, our unevaluated properties and our full cost ceiling test limitation. In addition, other significant estimates include estimates used in computing taxes, stock-based compensation, asset retirement obligations, fair value of derivative contracts and accrued receivables and payables. Actual results could differ from these estimates.

Gas Properties—The method of accounting for gas properties determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. We use the full cost method of accounting for gas properties as prescribed by the United States Securities and Exchange Commission (“SEC”). For more information see Note 6—Gas Properties.

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

Asset Retirement Liability—ASC 410-20-25 establishes accounting and reporting standards for retirement obligations associated with tangible long-lived assets that result from the legal obligation to plug, abandon and dismantle existing wells and facilities that we have acquired, constructed or developed. It requires that the fair value of the liability for asset retirement obligations be recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, the asset retirement cost is capitalized by increasing the

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

carrying amount of the long-lived asset by the same amount as the liability. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

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

Notes Receivable Included in Stockholders’ Equity—We have loaned money to employees to purchase our common stock. Such amounts, including accrued interest, are recorded as Notes Receivable, and are included as a component of Stockholders’ Equity. The balances at December 31, 2009 and 2008 are solely attributable to employees.

Income Taxes—We record our income taxes using an asset and liability approach in accordance with the provisions of ASC 740, formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Estimating the amount of valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that could trigger limits on use of net operating losses under Internal Revenue Code Section 382. We have a significant deferred tax asset associated with net operating loss carryforwards (“NOL’s”).

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a consistent threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return.

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

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

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

Industry Segment and Geographic Information—We operate in one industry, which is the exploration, development and production of natural gas. Our operational activities are conducted in the U.S. and Canada with only the U.S. currently having material revenue generating operating results.

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

Concentration of Credit Risk—Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash, accounts receivable and derivative assets. We place our cash investments with highly qualified financial institutions. Risks with respect to receivables as of December 31, 2009 and 2008 arise substantially from the sales of natural gas and joint interest billings. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. We accrue a reserve on a receivable when, based on management’s judgment, it is probable that a receivable will not be collected and the amount of such reserve may be reasonably estimated. Risks with respect to derivative assets as of December 31, 2009 arise from cash settlements due to us from our derivative counterparties. We have primarily one purchaser of our natural gas production. For the year ended December 31, 2009, 2008 and 2007, the aforementioned purchaser purchased 99%, 100% and 100%, respectively, of our net natural gas production. As of December 31, 2009 and 2008, the aforementioned purchaser represented 98% and 99%, respectively, of our accounts receivable related to gas sales. At December 31, 2009 and 2008, we have recorded an allowance for doubtful accounts receivable of $60,848 related to other revenue and not a purchaser of our natural gas. We have not experienced any significant losses from uncollectible accounts. We do not believe the loss of our purchaser would materially affect our ability to sell the natural gas we produce as we believe other purchasers are available in our area of operations.

Fair Value of Financial Instruments—The fair value of cash and cash equivalents, current receivables and payables, approximate book value because of the short maturity of these accounts. The outstanding note receivable in Other Non-Current Assets and certain Other Debt carries a fixed interest rate. See Notes 5 and 9 for the fair values of the receivable and debt.

Operating Fees and Other—Operating fees and other for the years ended December 31, 2009, 2008 and 2007 include produced water disposal fees.

Capitalized General and Administrative Expenses—Under the full cost method of accounting, a portion of our general and administrative expenses that are directly attributable to our acquisition, exploration and development activities are capitalized as part of our natural gas properties. These capitalized costs include

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

salaries, employee benefits, costs of consulting services and other costs directly associated with those activities. We capitalized general and administrative costs related to our acquisition, exploration and development activities, during the periods ended December 31, 2009, 2008, and 2007 of $1,485,510, $2,329,748, and $1,991,760, respectively.

Capitalized Interest Costs—We capitalize interest based on the cost of major development projects which are excluded from current depreciation, depletion and amortization calculations. For the year ended December 31, 2009 we did not capitalize any interest. For the years ended December 31, 2008 and 2007, we capitalized $304,342 and $587,884 of interest, respectively. See Unevaluated Properties above for additional information on the criteria for including costs in unevaluated properties.

Derivative Instruments and Hedging Activities. Our hedging activities consist of derivative instruments entered into to hedge against changes in natural gas prices and changes in interest rates related to outstanding debt under our credit facility primarily through the use of fixed price swap agreements, basis swap agreements, three-way collars, and traditional collars. Consistent with our hedging policy, we entered into a series of derivative instruments to hedge a significant portion of our expected natural gas production through 2010 and 2011. We also entered into an interest rate swap agreement to hedge interest rates associated with a portion of our variable rate debt through 2011. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. These transactions are recorded in our consolidated audited financial statements in accordance with ASC 815, formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although not risk free, we believe this policy will reduce our exposure to natural gas price fluctuations and changes in interest rates and thereby achieve a more predictable cash flow. As a result, our derivative instruments are cash flow hedge transactions in which we are hedging the variability of cash flow related to a forecasted transaction. We do not enter into derivative instruments for trading or other speculative purposes. In accordance with ASC 815-20-25, as amended, all our derivative instruments are recorded on the balance sheet at fair value and changes in the fair value of the derivatives are recorded each period in current earnings for the natural gas derivatives or other comprehensive income (loss) for our interest rate swaps. The natural gas derivatives have not been designated as hedge transactions while the interest rate swaps qualify and have been designated as such in accordance with ASC 815-20-25.

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

Foreign Currency Translation—For our wholly-owned Canadian subsidiary, Hudson’s Hope Gas, Ltd., whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period end exchange rates and revenue and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are included in the Accumulated Other Comprehensive Income (Loss). Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net (loss) income in the current period. Hudson’s Hope Gas, Ltd. is our only foreign subsidiary.

Stock-Based Compensation—We use the fair value recognition provisions of ASC 718, formerly SFAS No. 123(R), Share-Based Payment, using the prospective transition method. The application of ASC 718 requires the use of an option pricing model, such as the Black Scholes model, to measure the estimated fair value of the options and as a result various assumptions must be made by management that require judgment and the

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

assumptions could be highly uncertain. For share-based awards outstanding as of January 1, 2006, we will continue using the accounting principles originally applied to those awards before adoption. Therefore, we will not recognize any equity compensation cost on these prior awards in the future unless such awards are modified, repurchased or cancelled.

Discontinued Operations—We use the criteria in ASC 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, applying the conditions included therein to determine whether our components that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under ASC 360, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, we must not have significant continuing involvement in the operations after the disposal (i.e. we must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from GeoMet’s ongoing operations (i.e. we do not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed).

Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as Income From Discontinued Operations, net of income tax, in the Consolidated Statements of Operations.

Fair Value Measurement—Effective January 1, 2008, we adopted ASC 820-10-55, formerly SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP. ASC 820-10-55 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-55 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are derived from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See disclosure related to the implementation of ASC 820-10-55 in Note 8—Derivative Instruments and Hedging Activities.

Note 3—Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. ASU 2009-01 was effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted the provisions of ASU 2009-05 for the period ended December 31, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC 320-10-65), to expand other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of ASC 320-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC 820-10-65) to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements; additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s supplemental oil and gas disclosure. See Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for more details.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-03 Oil and Gas Reserve Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. See Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for more details.

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

	2009	2008	2007
(Loss) income from continuing operations
Basic	$(4.28)	$(0.58)	$0.13

Diluted	$(4.28)	$(0.58)	$0.13

Discontinued operations
Basic	$—	$—	$—

Diluted	$—	$—	$—

Net (loss) income per common share
Basic	$(4.28)	$(0.58)	$0.13

Diluted	$(4.28)	$(0.58)	$0.13

Numerator
Net (loss) income available to common stockholders	$(167,133,661)	$(22,486,591)	$5,169,219

Denominator:
Weighted average shares outstanding-basic	39,084,740	38,856,841	38,822,671
Add potentially dilutive securities:
Stock options	—	—	877,023

Dilutive securities	39,084,740	38,856,841	39,699,694

Diluted net loss per share for the year ended December 31, 2009 excluded the effect of outstanding options to purchase 2,398,546 shares and 311,684 restricted shares because we reported a net loss which caused options to be anti-dilutive. Diluted net loss per share for the year ended December 31, 2008 excluded the effect of outstanding options to purchase 1,757,256 shares and 401,075 restricted shares because we reported a net loss which caused options to be anti-dilutive. Diluted net income per share for the year ended December 31, 2007 excluded the effect of outstanding options to purchase 640,477 shares because the average market price at December 31, 2007 was less than the exercise price.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

Note 5—Note Receivable

We have an unsecured note receivable of $242,074 and $271,736 as of December 31, 2009 and 2008, respectively, from a third party included in other non-current assets. The note requires payment on a semi-monthly basis, including interest at 8.25%, of $2,168. The fair value of the receivable was $242,074 and $271,736 at December 31, 2009 and 2008, respectively. Scheduled maturities of the note receivable are detailed in the table below.

2010	$32,346
2011	35,273
2012	38,466
2013	41,947
2014	45,743
Thereafter	48,299

Total note receivable	242,074
Less current portion of note receivable	32,346

Non-current note receivable	$209,728

Note 6—Gas Properties

The method of accounting for gas properties determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. We use the full cost method of accounting for gas properties as prescribed by the United States Securities and Exchange Commission (“SEC”). Under this method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our gas properties are capitalized and segregated into United States of America (“U.S.”) and Canadian cost centers. The Canadian cost center was fully impaired in 2009.

Gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved gas reserves. Depletion for the years ended December 31, 2009, 2008 and 2007 was $1.51, $1.35 and $1.24 per Mcf, respectively.

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

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

The ceiling test is calculated using the unweighted arithmetic average of the natural gas price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions, as allowed by the guidelines of the SEC. In addition, subsequent to the adoption of Accounting Standards Codification (“ASC”) 410-20-25, formerly Financial Accounting Standard Board (“FASB”) Statement No. 143, Accounting for Asset Retirement Obligations, the future cash outflows associated with settling asset retirement obligations were not included in the computation of the discounted present value of future net revenues for the purposes of the ceiling test calculation. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. Impairments recorded to gas properties for the year ended December 31, 2009, were:

	United States	Canada	Total
Impairment of gas properties	$255,401,961	$1,886,296	$257,288,257
Deferred income tax benefit	(97,627,986)	—	(97,627,986)

Impairment of gas properties, net of tax	$157,773,975	$1,886,296	$159,660,271

Impairments recorded solely due to the new SEC rules that became effective December 31, 2009, and are included above were:

	United States	Canada	Total
Impairment of gas properties	$20,847,742	$—	$20,847,742
Deferred income tax benefit	(8,028,207)	—	(8,028,207)

Impairment of gas properties, net of tax	$12,819,535	$—	$12,819,535

The natural gas price used in the valuation of natural gas reserves as of December 31, 2008 was $5.84 per Mcf ($5.71 Henry Hub spot market price for December 31, 2008, adjusted for regional price differentials). Impairments recorded to gas properties for the year ended December 31, 2008, were:

	United States	Canada	Total
Impairment of gas properties	$32,047,484	$18,686,273	$50,733,757
Deferred income tax benefit	(12,087,937)	—	(12,087,937)

Impairment of gas properties, net of tax	$19,959,547	$18,686,273	$38,645,820

There were no impairments recorded for the year ended December 31, 2007.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the capitalized cost of our gas properties as of December 31, 2009 and 2008, by the year in which the costs were incurred.

	2009	2008
Subject to depletion	$461,003,091	$447,968,536
Not subject to depletion:
Acquisition costs	—	5,017
Exploration costs	—	—

Total 2009	—	—
Total 2008	—	5,017
Total 2007 and prior	—	—

Total not subject to depletion	—	5,017

Gross gas properties	461,003,091	447,973,553
Less impairment of gas properties	(311,416,980)	(50,733,757)
Less accumulated depletion	(52,202,296)	(40,695,806)

Net gas properties	$97,383,815	$356,543,990

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

The following table describes the changes to our asset retirement liability for the years ending December 31, 2009 and 2008.

	2009	2008
Asset retirement obligation at beginning of year	$4,466,361	$2,990,242
Liabilities incurred	11,937	237,657
Liabilities settled	(14,545)	(124,415)
Accretion expense	431,733	365,103
Revisions in estimates	36,466	1,040,014
Currency translation adjustment	38,437	(42,240)

Asset retirement obligation at end of year	4,970,389	4,466,361
Less: current portion of obligation	108,111	117,423

Long-term asset retirement obligation	$4,862,278	$4,348,938

Revisions in estimates of our asset retirement liability for the year ended December 31, 2008 totaling $1,040,014 were due primarily to specific lease agreement requirements related to plugging and abandonment of certain wells and were capitalized in the full cost pool of our gas properties.

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

Commodity Price Risk and Related Hedging Activities

At December 31, 2009, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Sold Floor	Fair Value
January 2010 through March 2010	540,000	$11.20	$9.50	$7.00	$1,326,724
January 2010 through March 2010	360,000	$6.65	$5.50	$3.50	65,098
April through October 2010	856,000	$6.80	$5.50	$3.50	172,072
April through October 2010	856,000	$6.35	$5.50	—	116,559
November 2010 through March 2011	604,000	$7.45	$6.50	—	160,745

					$1,841,198

At December 31, 2009, we had the following natural gas swap positions:

Period	Volume (MMBtu)	Price	Fair Value
April through October 2010	856,000	$5.70	5,341
April through October 2010	642,000	$6.30	387,383
November 2010 through March 2011	604,000	$6.67	61,493
November 2010 through March 2011	906,000	$7.27	625,564
April 2011 through October 2011	856,000	$6.37	236,887
November 2011 through March 2012	608,000	$7.12	166,836

			$1,483,504

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

We use fixed rate swaps to limit our exposure to fluctuations in interest rates with the objective of realizing a fixed cash flow stream from these activities. At December 31, 2009, we had the following interest rate swaps:

Description	Effective date	Designated maturity date	Fixed rate (1)	Notional amount	Fair Value
Floating-to-fixed swap	12/14/2007	12/14/2010	3.86%	$15,000,000	$(479,566)
Floating-to-fixed swap	1/3/2008	1/4/2010	3.95%	$10,000,000	(87,493)
Floating-to-fixed swap	3/25/2008	3/25/2010	2.38%	$10,000,000	(50,745)
Floating-to-fixed swap	5/13/2008	5/13/2010	3.07%	$5,000,000	(67,783)
Floating-to-fixed swap	1/6/2009	1/6/2011	1.38%	$5,000,000	(38,278)

					$(723,865)

At December 31, 2008, we had the following interest rate swaps:

Description	Effective date	Designated maturity date	Fixed rate(1)	Notional amount	Fair Value
Floating-to-fixed swap	12/14/2007	12/14/2010	3.86%	$15,000,000	$(608,561)
Floating-to-fixed swap	1/3/2008	1/4/2010	3.95%	$10,000,000	(243,520)
Floating-to-fixed swap	3/25/2008	3/25/2010	2.38%	$10,000,000	(131,102)
Floating-to-fixed swap	5/13/2008	5/13/2010	3.07%	$5,000,000	(106,209)

					$(1,089,392)

(1)	The floating rate paid by the counterparty is the British Bankers’ Association LIBOR rate.

For the year ended December 31, 2009, we have recognized no ineffective portion of our cash flow hedges. We have reviewed the financial strength of our hedge counterparties and believe our credit risk to be minimal. Our hedge counterparties are participants in our revolving credit facility agreement and the collateral for the outstanding borrowings under our revolving credit facility agreement is used as collateral for our hedges. We do not have rights to collateral from our counterparties, nor do we have rights of offset against borrowings under our revolving credit facility agreement.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

The application of ASC 820-10-55, formerly SFAS No. 157, Fair Value Measurements, currently applies to our derivative instruments. Under the provisions of ASC 820-10-55, we estimate the fair value of our natural gas hedges and interest rate swaps using the income approach. The income approach uses valuation techniques that convert future cash flows to a single discounted value. ASC 820-10-55 clarifies that a fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our counterparties’ and our credit risk, we have considered the effect of our credit risk on the fair value of the liabilities stated below. This consideration involved discounting our counterparties’ and our liabilities based on the difference between the S&P credit rating of a comparable company to ours and the 13-week Treasury bill rate, both at December 31, 2009. The following is a description of the valuation methodologies used for our derivative instruments measured at fair value:

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

Based on the use of observable market inputs, we have designated these types of instruments as Level 2 for ASC 820-10-55 reporting purposes. The fair value of our derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815-20-25
Interest rate swaps	Derivative asset (current)	$—	Derivative asset (current)	$—	Derivative liability (current)	$724,253	Derivative liability (current)	$714,903
Interest rate swaps	Derivative asset (non- current)	388	Derivative asset (non- current)	—	Derivative liability (non- current)	—	Derivative liability (non- current)	374,489

Total derivatives designated as hedging instruments under ASC 815-20-25		$388		$—		$724,253		$1,089,392

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar positions	Derivative asset (current)	$1,784,318	Derivative asset (current)	$6,596,360	Derivative liability (current)	$—	Derivative liability (current)	$—
Natural gas collar positions	Derivative asset (non- current)	56,880	Derivative asset (non- current)	723,669	Derivative liability (non- current)	—	Derivative liability (non- current)	—
Natural gas swap positions	Derivative asset (current)	779,580	Derivative asset (current)	—	Derivative liability (current)	—	Derivative liability (current)	—
Natural gas swap positions	Derivative asset (non- current)	703,924	Derivative asset (non- current)	—	Derivative liability (non- current)	—	Derivative liability (non- current)	—

Total derivatives not designated as hedging instruments under ASC 815-20-25		$3,324,702		$7,320,029		$—		$—

The following (gains) losses on our hedging instruments included in the consolidated statements of operations and other comprehensive (loss) income (“OCI”) are as follows:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and

Other Comprehensive Income for the Years Ended December 31, 2009 and 2008

Derivatives	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
		2009	2008
Derivatives designated as hedging instruments under ASC 815-20-25
Interest rate swaps	Interest expense (net of amounts capitalized)	$1,111,829	$137,002

Total gain (loss)		$1,111,829	$137,002

Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar positions	Realized gains on derivative contracts	$(10,694,496)	$500,452
Natural gas collar positions	Unrealized (gains) losses from the change in market value of open derivative contracts	3,995,327	(4,993,238)

Total gain (loss)		$(6,699,169)	$(4,492,786)

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

Derivatives in ASC 815-20-25 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008
Interest rate contracts	$(746,302)	$(1,237,278)	Interest expense	$(1,111,829)	$(137,002)

Total	$(746,302)	$(1,237,278)		$(1,111,829)	$(137,002)

Accumulated comprehensive loss of $1,768,521 as of December 31, 2009 consists of $1,321,173 in foreign currency translation adjustments and a $447,348 loss on interest rate swaps, net of income tax benefit. Accumulated comprehensive loss of $447,348 as of December 31, 2009 is expected to be realized as interest expense in the statement of operations for the year ended December 31, 2010.

Note 9—Long-Term Debt

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

As of December 31, 2009, we had $119.5 million of borrowings outstanding under our revolving credit facility, resulting in a borrowing availability of $15.5 million under our $135.0 million borrowing base. For the year ended December 31, 2009 we borrowed $39.4 million and made payments of $36.4 million under the revolving credit facility. The outstanding balances on the revolving credit facility bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 1.375% to 2.125% based on borrowing base usage, or (b) the adjusted LIBOR rate, plus a margin of 2.25% to 3.00%, based on borrowing base usage. The rates at December 31, 2009 and 2008, excluding the effect of our interest rate swaps, were 3.03% and 2.49%, respectively. For the years ended December 31, 2009 and 2008, interest on the borrowings averaged 3.12% per annum and 4.56% per annum, respectively.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our long-term debt at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Borrowings under revolving credit facility	$119,500,000	$116,500,000
Note payable to a third party, annual installments of $53,000 through January 2011, interest-bearing at 8.25% annually, unsecured	94,190	135,972
Note payable to an individual, semi-monthly installments of $644, through September 2015, interest-bearing at 12.6% annually, unsecured	106,825	118,735
Salary continuation payable to an individual, semi-monthly installments of $3,958, through December 2015, non-interest-bearing (less amortization discount of $572,074, with an effective rate of 8.25%), unsecured	416,940	475,015

Total debt	120,117,955	117,229,722
Less current maturities included in current liabilities	(121,792)	(111,767)

Total long-term debt	$119,996,163	$117,117,955

We are subject to certain restrictive covenants under the revolving credit facility agreement, including a minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability, of 1.0 to 1.0, and a ratio of consolidated EBITDA to interest expense of up to 2.75 to 1.0, both as defined in the revolving credit facility agreement. As of December 31, 2009, we were in compliance with all of the covenants in the revolving credit facility agreement.

After the Company received commitment letters from two parties to provide additional financing for the Company, effective March 30, 2010, the parties to the revolving credit facility agreement unanimously approved the Third Amendment to the revolving credit facility (“Third Amendment”) as summarized below:

•	The maturity date of the revolving credit facility was extended four months to May 6, 2011 pursuant to a request by the Company.

•

Pursuant to a request by the Company, the borrowing base was reduced to $123.0 million and the bank group agreed that (1) the next borrowing base determination would be as of June 15, 2010, and (2) the bank group agreed not to call for a determination of the borrowing base prior to that date.

•

The minimum current ratio, adjusted for unrealized (gains) losses on derivative contracts and borrowing availability under the revolving credit agreement, is adjusted to .80 to 1 solely for the quarter ended March 31, 2010.

•

The outstanding balances on the revolving credit facility will bear interest at the Company’s option of either (a) the bank’s adjusted base rate, which is the greatest of (i) the bank’s base rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1%, plus a margin of 2.625%, or (b) the adjusted LIBOR rate, plus a margin of 3.50%.

The fair value of long-term debt at December 31, 2009 and 2008 was approximately $115,817,126 and $92,485,449, respectively. ASC 820-10-55 clarifies that a fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our credit risk, we have considered the effect of our credit risk on the fair value of the long-term debt. This consideration involved discounting our long-term debt based on the difference between the S&P credit rating of a comparable company to ours and the stated interest rates of the debt instruments included our long-term debt, both at December 31, 2009.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

The following were maturities of long-term debt for each of the next five years at December 31, 2009:

Year	Amount
2010	$121,792
2011	119,632,744
2012	91,757
2013	100,467
2014	110,035
Thereafter	61,160

Total Debt	$120,117,955

Note 10—Discontinued Operations

As of September 30, 2007, we discontinued the third-party marketing business and second reportable segment which had been created in connection with the consolidation of Shamrock Energy LLC, a variable interest entity under ASC 810, formerly FIN 46(R), on August 1, 2006. The consolidation of the variable interest entity had no impact on our net income (loss) due to the 100% minority interest to Shamrock Energy LLC. On January 1, 2007, we exercised our purchase option and acquired 100% of Shamrock Energy LLC, our discontinued gas marketing subsidiary. Over 99% of the net assets acquired were current, approximated their fair value and were equal to zero. Shamrock Energy LLC was a low margin business and as a result it did not have a significant impact on our results of operations. The acquisition was accounted for as a purchase in accordance with SFAS 141, whereby the purchase price of the net assets acquired was allocated to those net assets based on their fair value. Goodwill was not recorded because the purchase price approximated the fair value of the net assets acquired.

As a result of exiting the third-party marketing business, we are treating these activities as a discontinued operation for all the periods presented. Results for activities reported as discontinued operations were as follows:

Statement of Operations Data (for the year ended December 31):

	2009	2008	2007
Gas marketing revenues	$—	$—	$21,873,248
Purchased gas expense	—	—	(21,595,540)
Income from discontinued operations before tax	—	—	277,708
Income tax expense	—	—	(103,926)

Income from discontinued operations	$—	$—	$173,782

There are no balance sheet balances to report at December 31, 2009 and 2008.

Note 11—Income Taxes

We record our income taxes using an asset and liability approach in accordance with the provisions of ASC 740, formerly SFAS No. 109, Accounting for Income Taxes. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change.

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

The Company filed a refund claim to carry back its 2008 net operating losses and will recover $108,953 of alternative minimum tax previously paid. A receivable has been recorded in current assets on the Consolidated Balance Sheet at December 31, 2009 for this amount.

An analysis of our deferred taxes follows:

	2009	2008
Current deferred tax asset:
Compensation expense and other	$545,487	$93,012

Total current deferred tax asset	545,487	93,012
Current deferred tax liability:
Book basis in excess of tax basis of derivative contracts	(702,743)	(2,519,810)

Net current deferred tax liability	$(157,256)	$(2,426,798)

Long-term deferred tax asset:
Net operating loss carryforward	$37,732,386	$30,937,418
Compensation expense and other	277,231	240,993
Accrued asset retirement obligations	1,212,465	1,051,917
Alternative minimum tax credit carryforward	—	115,907
Book basis of gas properties in excess of tax basis	12,873,665	—

Total long-term deferred tax assets	52,095,747	32,346,235
Long-term deferred tax liability:
Book basis in excess of tax basis of derivative contracts	(290,776)	(276,442)
Book basis of gas properties in excess of tax basis	—	(75,911,743)

Total long-term deferred tax liabilities	(290,776)	(76,188,185)

Net long-term deferred tax asset (liability)	$51,804,971	$(43,841,950)

Federal income tax expense from continuing operations for each of the years ended December 31, 2009, 2008, and 2007 was different than the amount computed using the Federal statutory rate as follows:

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

Income tax expense for the year ended December 31, 2009 was different than the amount computed using the statutory rate as follows:

	U.S.		Canada		Total
Amount computed using statutory rates	(87,751,624)	34.00%	(1,867,426)	26.00%	(89,619,050)	33.78%
State income taxes—net of federal benefit	(10,714,162)	4.15%	—	0.00%	(10,714,162)	4.04%
Valuation Allowance	—	0.00%	1,867,426	-26.00%	1,867,426	-0.70%
Nondeductible items and other	324,027	-0.12%	—	0.00%	324,027	-0.12%

Income tax (benefit) provision	(98,141,759)	38.03%	—	0.00%	(98,141,759)	37.00%

Income tax expense for the for the year ended December 31, 2008 was different than the amount computed using the statutory rate as follows:
	U.S.		Canada		Total
Amount computed using statutory rates	(938,137)	34.00%	(6,949,350)	34.00%	(7,887,487)	34.00%
State income taxes—net of federal benefit	(147,556)	5.35%	—	0.00%	(147,556)	0.64%
Valuation Allowance	121,865	-4.42%	6,949,350	-34.00%	7,071,215	-30.48%
Nondeductible items and other	251,928	-9.13%	—	0.00%	251,928	-1.09%

Income tax (benefit) provision	(711,900)	25.80%	—	0.00%	(711,900)	3.07%

Income tax expense for the year ended December 31, 2007 was different than the amount computed using the statutory rate as follows:
	U.S.		Canada		Total
Amount computed using statutory rates	3,010,889	34.00%	(296,722)	34.00%	2,714,167	34.00%
State income taxes—net of federal benefit	(84,618)	-0.96%	—	0.00%	(84,618)	-1.06%
Valuation Allowance	—	0.00%	296,722	-34.00%	296,722	3.72%
Nondeductible items and other	61,136	0.69%	—	0.00%	61,136	0.76%

Income tax (benefit) provision	2,987,407	33.73%	—	0.00%	2,987,407	37.42%

The following components of the income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
State	$25,000	$25,000	$25,000
Federal	(115,907)	—	—
Deferred:
State	(9,964,882)	(106,231)	(109,618)
Federal	(88,085,970)	(630,669)	3,072,025

Income tax provision	$(98,141,759)	$(711,900)	$2,987,407

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

For tax reporting purposes, we have federal and state NOL’s of approximately $97.7 and $106.4, respectively, at December 31, 2009 that are available to reduce future taxable income. If not utilized, the federal NOL’s would begin to expire in 2022. Certain immaterial portions of the state NOL’s will expire prior to 2022. Our long-term deferred tax asset at December 31, 2009 does not include $1.9 million in deferred tax asset related to our Canadian operations and gas properties as a valuation allowance has been recorded in accordance with ASC 740.

Uncertain Tax Positions

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a consistent threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return. We identified $269,900 of unrecognized tax benefits, largely related to depletion methods used in years prior to 2006 from net deferred tax assets. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations. The amount of unrecognized tax benefits has not materially changed and as of December 31, 2009 and 2008 was $272,600.

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

Our continuing practice is to recognize estimated interest related to potential underpayment on any unrecognized tax benefits as a component of interest expense in the consolidated statement of operations. Penalties, if incurred, would be recognized as a component of penalty expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits at December 31, 2009 and 2008, nor was any interest expense recognized during the years ended December 31, 2009, 2008 and 2007. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2010.

Note 12—Common Stock

At December 31, 2009 and 2008, there were 39,460,060 shares and 39,305,152 shares, respectively, of common stock outstanding, both including 10,432 shares of treasury stock held by the Company. At December 31, 2009 and 2008, there were 311,684 and 401,075 shares of restricted stock, respectively, included in the aforementioned common stock outstanding.

For the year ended December 31, 2009, no common stock was issued upon the exercise of stock options granted under our 2005 Stock Option Plan and our 2006 Long-Term Incentive Plan. On March 23, 2009 606,507 incentive stock options were granted to our key employees, including four executive officers and one other officer, and 114,012 non-qualified stock options were granted to our five executive officers and one other officer. On the same date we issued 166,668 shares of common stock to our independent directors representing 50% of their 2009 retainer. For the year ended December 31, 2009, 11,354 shares of restricted stock were forfeited. On June 15, 2009, 403 shares of common stock were purchased by us from a non-executive employee for the payment of $613 in withholding taxes due on vested shares of restricted stock issued under our 2006 Long-Term Incentive Plan. The shares were not retained as treasury stock as they were immediately cancelled.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2008 and 2007, a total of 68,605 and 105,565 shares, respectively, of common stock were issued upon the exercise of stock options granted under our 2005 Stock Option Plan. For the year ended December 31, 2008, no stock options were granted. In March 2008, we issued 253,806 shares of restricted stock to key employees, including four executive officers and two other officers, of the Company and 18,720 shares of common stock to our independent directors, representing 50% of their annual retainer. In September 2008, we issued 46,694 shares of restricted stock to key employees of the Company. The shares of common stock for our independent directors and the restricted stock were issued pursuant to our 2006 Long-Term Incentive Plan. For the years ended December 31, 2008 and 2007, 45,032 shares and 31,500 shares of restricted stock, respectively, were forfeited.

Note 13—Share-Based Awards

As of December 31, 2009, we have two stock-based award plans authorized, which include our 2005 Stock Option Plan and our 2006 Long-Term Incentive Plan. However, we will not grant any additional awards under our 2005 Stock Option Plan now that we have adopted our 2006 Long-Term Incentive Plan, although we will continue to issue shares of our common stock upon exercise of awards previously granted under the 2005 Stock Option Plan.

Our 2006 Long-Term Incentive Plan authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. A maximum of 4,000,000 shares are reserved for grant under this plan, of which 2,152,195 remain available for issuance at December 31, 2009. The 2006 Long-Term Incentive Plan is available to our employees and independent directors and is designed to attract and retain employees and independent directors, to further align the interests of our employees and independent directors with the interests of our stockholders, and to closely link compensation with our performance. The exercise price of stock options granted under this plan may not be less than the fair market value of the common stock on the date of grant. The options generally have a term of seven years and vest evenly over three years, except performance-based awards and options issued to directors. Performance-based awards granted under the 2006 Long-Term Incentive Plan vest once the performance criteria have been met. Performance-based awards issued to our directors vest immediately.

During the year ended December 31, 2009, we recorded a compensation expense accrual of $978,634 which was allocated among lease operating expenses ($54,008), general and administrative expenses ($738,568), and capitalized to unevaluated gas properties ($186,058). During 2008, we recorded a compensation expense accrual of $941,697 which was allocated among lease operating expenses ($53,737), general and administrative expenses ($512,680), and capitalized to unevaluated gas properties ($375,280). During 2007, we recorded a compensation expense accrual of $526,576 which was allocated among lease operating expenses ($118,830), general and administrative expenses ($118,830), and capitalized to unevaluated gas properties ($215,093). The future compensation cost of all the outstanding awards is $1,023,880 which will be amortized over the vesting period of such stock options and restricted stock. The weighted average remaining useful life of the future compensation cost is 1.18 years. The significant assumptions used in determining the compensation costs included an expected volatility of 56.10%, risk-free interest rate of 1.25%, an expected term of 4.5 years, forfeiture rates from 5% to 15%, and no expected dividends.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

Incentive Stock Options

The table below summarizes incentive stock option activity for the three years ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	572,838	$6.32
Granted	329,216	$7.75
Exercised	(105,565)	$2.13
Transferred	(42,224)	$13.00
Forfeited	(71,988)	$9.05

Outstanding at December 31, 2007	682,277	$6.96	4.61	$610,027.00

Options exercisable at December 31, 2007	299,763	$4.79	2.80	$602,933.00

Exercised	(68,605)	$1.72
Forfeited	(136,503)	$5.63

Outstanding at December 31, 2008	477,169	$8.09	4.43	$4,008.00

Options exercisable at December 31, 2008	279,126	$7.84	3.83	$4,008.00

Granted	606,507	$0.72
Transferred	(12,048)	$8.30
Forfeited	(73,842)	$3.47

Outstanding at December 31, 2009	997,786	$3.95	5.09	$422,100.00

Options exercisable at December 31, 2009	334,302	$8.52	3.29	$—

During the years ended December 31, 2009 and 2007, incentive stock options were granted with a weighted average grant-date fair value of $0.33 and $2.32 per share, respectively. The total intrinsic value of incentive stock options exercised during the years ended December 31, 2008 and 2007 was $0.6 million and $0.5 million, respectively.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

Non-Qualified Stock Options

The table below summarizes non-qualified stock option activity for the three years ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,113,865	$3.20
Granted	154,966	$7.46
Transferred	42,224	$13.00

Outstanding at December 31, 2007	1,311,055	$4.02	5.36	$2,814,000

Options exercisable at December 31, 2007	1,070,376	$2.80	5.22	$2,814,000

Forfeited	(30,968)	$10.22

Outstanding at December 31, 2008	1,280,087	$3.87	4.32	$—

Options exercisable at December 31, 2008	1,156,313	$3.33	4.20	$—

Granted	114,012	$0.72
Transferred	12,048	$8.30
Forfeited	(5,387)	$13.00

Outstanding at December 31, 2009	1,400,760	$3.61	3.56	$84,369

Options exercisable at December 31, 2009	1,114,196	$3.05	3.18	$—

During the years ended December 31, 2009 and 2007, incentive stock options were granted with a weighted average grant-date fair value of $0.33 and $1.18 per share, respectively.

Restricted Stock Awards

The table below summarizes non-vested restricted stock awards activity for the three years ended December 31, 2009:

	Number of Shares	Weighted Average Value at Grant Date
Non-vested restricted stock at January 1, 2007	21,436	$8.61
Granted	188,145	$7.21
Forfeited	(31,500)	$8.05
Vested	(4,083)	$8.05

Non-vested restricted stock at December 31, 2007	173,998	$7.21

Granted	300,500	$6.34
Forfeited	(45,032)	$6.84
Vested	(28,391)	$7.23

Non-vested restricted stock at December 31, 2008	401,075	$6.60

Forfeited	(11,354)	$6.35
Vested	(78,037)	$6.75

Non-vested restricted stock at December 31, 2009	311,684	$6.57

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2009, 78,037 restricted shares vested with a grant date fair value of $526,582. For the year ended December 31, 2008, 28,391 restricted shares vested with a grant date fair value of $205,209. For the year ended December 31, 2007, 4,083 restricted shares vested with a grant date fair value of $34,869.

Note 14—Profit Sharing Plan

Substantially all of the employees are covered by our profit sharing plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make contributions to the plan by electing to defer some of their compensation. We are required to match 100 percent of the first three percent of their annual compensation contributed and 50 percent of the following two percent of their annual compensation contributed. Our matching contribution vests evenly over three years. Once a participant is fully vested all future matching contributions vest immediately. Our contributions to the Plan for the years ended December 31, 2009, 2008 and 2007 were $216,842, $264,305 and $170,062, respectively.

Note 15—Commitments and Contingencies

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

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS—(Continued)

Environmental and Regulatory

As of December 31, 2009, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Operating Lease Commitments—We have operating leases for office space, office equipment and field compressors expiring in various years through 2014. Future minimum lease commitments as of December 31, 2009 under non-cancelable operating leases having remaining terms in excess of one year are as follows:

Year Ended December 31,	Amount
2010	$1,408,201
2011	1,354,079
2012	629,560
2013	426,383
2014	188,040
Thereafter	782,672

Total future minimum lease commitments	$4,788,935

Total rental expenses under operating leases were approximately $1,857,026, $2,005,994 and $1,542,660 for the years ended December 31, 2009, 2008 and 2007, respectively.

Transportation Contracts—As of December 31, 2009, under the following firm transportation contracts, we can transport maximum daily volumes of (1) 500 MMBtu’s continuing until October 31, 2010, (2) 15,000 MMBtu’s continuing until April 1, 2022, and (3) 10,000 MMBtu’s continuing until April 1, 2017. We have a right to extend each of these contracts, in five-year increments, at the maximum tariff rate. As of December 31, 2009, the maximum commitment remaining under the transportation contracts is approximately $13.5 million.

Note 16—Additional Financial Statement Information

Certain balance sheet amounts are comprised of the following:

	December 31,
	2009	2008
Accounts payable:
Trade payables	$2,075,002	$4,924,486
Capital costs payable	397,375	5,556,897
Revenues and royalties payable	1,807,085	1,869,935
Lease operating expenses payable	878,551	760,862
Other	11,161	272,495

Total accounts payable	$5,169,174	$13,384,675

Accrued liabilities:
Accrued interest expense	$377,602	$400,955
Accrued employee compensation	1,237,751	1,219,100
Accrued ad valorem taxes payable	1,113,574	923,835
Accrued franchise taxes	79,300	79,750

Total accrued liabilites	$2,808,227	$2,623,640

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON GAS

EXPLORATION, DEVELOPMENT AND PRODUCING ACTIVITIES (UNAUDITED)

This supplemental schedule provides unaudited information pursuant to ASC 932, formerly SFAS No. 69, Disclosures About Oil and Gas Producing Activities — an amendment of FASB Statements No. 19, 25, 33, and 39) and certain other information.

Capitalized Costs—Capitalized costs and accumulated depletion and impairment of gas properties relating to our gas producing activities, all of which are conducted within the continental U.S. and Canada at December 31, 2009, 2008, and 2007 are summarized below.

We capitalize certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of our investment in natural gas properties over the periods benefited by these activities. During the years ended December 31, 2009, 2008 and 2007, these capitalized costs amounted to $1,485,510, $2,329,748, and $1,991,760, respectively. Capitalized costs do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs in 2007 include a $3.0 million purchase price adjustment for a 2004 acquisition. For the year ended December 31, 2009, no interest costs were capitalized. For the years ended December 31, 2008 and 2007, interest costs of $304,342 and $587,884, respectively, were capitalized.

	December 31,
	2009	2008	2007
Unevaluated properties—U.S.	$—	$5,017	$6,651,594
Unevaluated properties—Canada	—	—	18,523,170
Properties subject to amortization—U.S.	434,093,992	425,437,272	370,404,336
Properties subject to amortization—Canada	26,909,099	22,531,264	—

Capitalized costs—consolidated	461,003,091	447,973,553	395,579,100
Accumulated depletion and impairment of gas properties—U.S.	(336,710,177)	(72,743,290)	(30,661,248)
Accumulated depletion and impairment of gas properties—Canada	(26,909,099)	(18,686,273)	—

Net capitalized costs—consolidated	97,383,815	356,543,990	364,917,852

Net capitalized costs—Canada	—	3,844,991	18,523,170
Net capitalized costs—U.S.	97,383,815	352,698,999	343,394,682

Net capitalized costs—consolidated	$97,383,815	$356,543,990	$364,917,852

Capitalized Costs Incurred

The following table discloses costs incurred in gas property acquisition, exploration and development activities for years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31,
	2009	2008	2007
Acquisition costs-proved—U.S.	$2,623,672	$3,153,568	$3,827,641
Acquisition costs-unproved—U.S.	—	2,779,865	4,883,982
Exploration costs incurred—U.S.	28,549	6,055,041	1,937,858
Development costs incurred—U.S.	5,999,482	34,670,459	42,561,606

Total costs incurred—U.S.	8,651,703	46,658,933	53,211,087
Acquisition costs-proved—Canada	59,318	65,251	—
Acquisition costs-unproved—Canada	—	—	435,133
Exploration costs incurred—Canada	—	51,542	5,523,744
Development costs incurred—Canada	4,318,517	5,618,726	—

Total costs incurred—Canada	4,377,835	5,735,519	5,958,877

Total costs incurred—consolidated	$13,029,538	$52,394,452	$59,169,964

Reserves—The following table summarizes our net ownership interests in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the continental U.S. Reserve estimates for natural gas contained below were prepared by DeGolyer and MacNaughton (“D&M”), independent petroleum engineers.

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

	2009	2008	2007
Natural Gas Reserves (Mcf)—U.S.
Proved reserves at beginning of year	315,711,000	350,176,000	325,663,000
Revisions of previous estimates(1)	(101,172,000)	(42,708,000)	(15,343,000)
Extensions and discoveries	—	17,613,000	46,982,000
Acquisition	—	—	—
Disposition	—	(1,917,000)	—
Revisions – new rules(2)	2,242,000	—	—
Production	(7,507,000)	(7,453,000)	(7,126,000)

Proved reserves at end of year	209,274,000	315,711,000	350,176,000

Proved developed reserves at beginning of year	242,518,000	266,943,000	242,918,000

Proved developed reserves at end of year	156,241,000	242,518,000	266,943,000

	2009	2008	2007
Natural Gas Reserves (Mcf)—Canada
Proved reserves at beginning of year	3,818,000	—	—
Revisions of previous estimates	(3,776,000)	—	—
Extensions and discoveries	—	3,818,000	—
Acquisition	—	—	—
Disposition	—	—	—
Production	(42,000)	—	—

Proved reserves at end of year	—	3,818,000	—

Proved developed reserves at beginning of year	3,818,000	—	—

Proved developed reserves at end of year	—	3,818,000	—

(1)	Includes 97,360,000 Mcf in revisions reported as of September 30, 2009 in our filing on Form 10-Q
(2)	Aggregated revisions resulting from the new SEC guidelines which became effective December 31, 2009

The reserves information in this filing on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced.

Our proved natural gas reserves as of December 31, 2009, totaled approximately 209 Bcf, a decrease of approximately 1%, after production, from the approximate 213 Bcf of proved natural gas reserves at September 30, 2009, as audited by D&M, and a decrease, after production, of 32% from the approximate 320 Bcf of proved natural gas reserves at December 31, 2008. Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month, adjusted for regional price differentials, for the 12-month period ended December 31, 2009. The average Henry Hub spot market price was $3.87 per Mcf, resulting in a natural gas price of $4.06 per Mcf when adjusted for regional price differentials. All prices and costs associated with operating wells were held constant in accordance with the amended SEC guidelines which were effective for financial statements for periods ending on or after December 31, 2009. The natural gas price used in the valuation of natural gas reserves as of September 30, 2009 was $4.43 per Mcf ($4.29 per Mcf market price for October 30, 2009, adjusted for regional price differentials), and as of December 31, 2008 was $5.84 per Mcf ($5.71 per Mcf Henry Hub spot market price for December 31, 2008, adjusted for regional price differentials).

Our proved reserves were 100% from coalbed methane reservoirs and were 75% developed. Approximately 62% of total year-end 2009 proved reserves are in the Pond Creek and Lasher fields in West Virginia and Virginia and 38% are in the Gurnee field in Alabama. The present value of proved reserves discounted at ten percent was approximately $98 million at December 31, 2009 as compared to $352 million at year-end 2008. Downward revisions, due in large part to under-performance in the Gurnee field, totaled approximately 103 Bcf, of which 101 Bcf were revisions reported as of September 30, 2009 in our filing on Form 10-Q. Our proved reserves at December 31, 2009 were also impacted by lower natural gas prices and costs in 2009. We were able to limit the effect of lower natural gas prices through our ongoing cost reduction strategy, which we implemented in April 2009.

The following table presents the standardized measure of future net cash flows related to proved gas reserves in accordance with ASC 932. All components of the standardized measure are from proved reserves, all of which are located entirely within the continental U.S. and Canada. As prescribed by this statement, the amounts shown for December 31, 2009 are will be calculated using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. The amounts shown for December 31, 2008 and 2007 are based on prices and costs at December 31, 2008 and 2007 and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of future production and the costs that will be incurred throughout the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved gas reserves, the results are not necessarily indicative of the fair market value of estimated proved reserves, and the results may not be comparable to estimates disclosed by other gas producers.

	December 31,
Standardized Measure—U.S.	2009	2008	2007
Future cash inflows	$849,379,000	$1,844,199,000	$2,654,214,000
Future production costs	(426,105,000)	(727,785,000)	(725,272,000)
Future development costs	(68,321,000)	(105,707,000)	(106,356,000)
Future income taxes	(47,935,000)	(290,341,000)	(602,319,000)

Future net cash flows	307,018,000	720,366,000	1,220,267,000
10% annual discount to reflect timing of cash flows	(157,820,000)	(413,859,000)	(724,399,000)

Standardized measure of discounted future net cash flows(1)	$149,198,000	$306,507,000	$495,868,000

	December 31,
Standardized Measure—Canada	2009	2008	2007
Future cash inflows	$—	$20,932,000	$—
Future production costs	—	(7,126,000)	—
Future development costs	—	(30,000)	—
Future income taxes	—	—	—

Future net cash flows	—	13,776,000	—
10% annual discount to reflect timing of cash flows	—	(9,936,000)	—

Standardized measure of discounted future net cash flows	$—	$3,840,000	$—

(1)	Standardized measure of discounted future net cash flows as of December 31, 2009 is in excess of PV-10 due to the income tax impact of the ceiling write-downs incurred to-date. In other words, the tax basis of our gas properties is in excess of the book basis of our gas properties as of December 31, 2009. See the reconciliation of our PV-10 to our standardized measure of discounted future net cash flows in “Item 6. Selected Financial Data.”

Changes in standardized measure relating to proved gas reserves for the years ended December 31, 2009, 2008 and 2007 are summarized below:

Changes in Standardized Measure	2009	2008	2007
Standardized measure at beginning of year	$310,347,000	$495,868,000	$359,487,000
Sales and transfers of oil and gas produced—net of production cost	(10,472,000)	(46,908,000)	(29,340,000)
Net changes in prices and production cost	(168,683,000)	(238,413,000)	248,627,000
Extensions and discoveries	—	17,666,000	58,936,000
Acquisition/disposition (net)	—	(9,708,000)	—
Net change in development cost	14,862,000	19,685,000	(43,181,000)
Revision of previous quantity estimates	(71,363,000)	(55,087,000)	(35,222,000)
Accretion of discount before income taxes	35,195,000	66,281,000	52,563,000
Net change in income taxes	93,133,000	125,336,000	(8,678,000)
Changes in production rates (timing) and other	(53,821,000)	(64,373,000)	(107,324,000)

Subtotal net change	(161,149,000)	(185,521,000)	136,381,000

Standardized measure at end of year	$149,198,000	$310,347,000	$495,868,000

The above tables were calculated using natural gas prices in effect as of the balance sheet date, adjusted for regional price differentials, held constant over the life of the reserves. The natural gas prices used at December 31, 2009, 2008 and 2007 were $4.06, $5.84, and $7.58 per Mcf, respectively.

GEOMET, INC.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended December 31, 2009 and 2008 (in thousands):

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Fiscal Year 2009:
Total revenues	$9,551	$6,915	$6,490	$8,008
Lease operating expense	$(4,569)	$(3,348)	$(3,195)	$(2,823)
Compression and transportation expense	$(1,450)	$(1,365)	$(1,235)	$(962)
General and administrative	$(2,973)	$(2,181)	$(1,853)	$(1,342)
Impairment of gas properties	$(139,712)	$(27,582)	$(69,147)	$(20,847)
Operating (loss) from continuing operations	$(139,649)	$(29,194)	$(74,753)	$(16,533)
Net (loss)	$(87,726)	$(19,386)	$(48,343)	$(11,679)
Net (loss) per share:
Basic	$(2.25)	$(0.50)	$(1.23)	$(0.30)
Diluted	$(2.25)	$(0.50)	$(1.23)	$(0.30)
Fiscal Year 2008:
Total revenues	$15,879	$20,904	$18,820	$13,491
Lease operating expense	$(3,751)	$(3,640)	$(3,475)	$(3,891)
Compression and transportation expense	$(1,043)	$(1,005)	$(1,129)	$(1,321)
General and administrative	$(2,492)	$(2,887)	$(2,098)	$(1,891)
Impairment of gas properties	$—	$—	$—	$(50,734)
Operating (loss) income from continuing operations	$(2,074)	$(3,343)	$29,169	$(42,248)
Net (loss) income	$(2,142)	$(3,177)	$17,482	$(34,650)
Net (loss) income per share:
Basic	$(0.05)	$(0.08)	$0.44	$(0.89)
Diluted	$(0.05)	$(0.08)	$0.44	$(0.89)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

/s/ J. DARBY SERÉ	/s/ WILLIAM C. RANKIN
J. Darby Seré, Chief Executive Officer	William C. Rankin Chief Financial Officer

Houston, Texas

March 31, 2010

The independent auditor’s attestation report is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

On March 29, 2010, the Company executed commitment letters with NGP Capital Resources Company, or NGPC, and North Shore Energy, LLC, or North Shore, an affiliate of our largest stockholder, whereby NGPC and North Shore have agreed to the preliminary terms of a commitment to purchase up to $20 million each ($40 million in the aggregate) of the Company’s convertible preferred stock in the event that a proposed rights offering of the convertible preferred stock is not fully subscribed by our common stockholders. NGPC and North Shore each received an initial non-refundable payment of $250,000 from the Company in exchange for the commitment letters. The initial payment will be credited against a $600,000 fee due to each of NGPC and North Shore upon the closing of a rights offering and backstop commitment. Our Board of Directors approved the execution of the commitment letters after its receipt of a recommendation to do so by a Special Committee comprised of two independent directors with no affiliation with our largest stockholder. The Special Committee retained the services of independent legal counsel and a financial advisor in evaluating and formulating its recommendation to the Board.

Under the terms of the commitment letters, neither NGPC nor North Shore will be obligated to purchase the aggregate $40 million in convertible preferred stock until a definitive backstop agreement is executed by the Company, NGPC and North Shore. In addition, the backstop commitment by NGPC and North Shore is subject to the following conditions precedent:

•	completion of title, environmental and corporate due diligence by NGPC and North Shore;

•	absence of any change, occurrence or development that would have a material adverse effect on the Company;

•	absence of any material adverse conditions in the financial or capital markets;

•	extension of the Company’s senior credit facility; and

•	other customary closing conditions.

Under the terms of the proposed $40 million backstop commitment, we would distribute to our stockholders rights to purchase up to an aggregate of 4,000,000 new shares of convertible preferred stock at a price of $10.00 per share. The number of rights to be distributed per share of common stock would be determined when our board of directors sets a record date for the rights offering and would be set forth in a prospectus supplement to our effective registration statement on Form S-3 (Registration No. 333-163193). Each whole right would entitle a holder to purchase one share of convertible preferred stock at the subscription price. In the even that our stockholders do not subscribe for all 4,000,000 shares of preferred stock offered, NGPC and North Shore would purchase any unsubscribed shares of convertible preferred stock pursuant to the terms of a backstop agreement. Specifically, NGPC and North Shore each would purchase up to $20 million of convertible preferred stock assuming no stockholder subscriptions and would participate equally in the remaining shares of convertible preferred stock.

The following is a description of the proposed terms of the Company’s convertible preferred stock that would be issued in connection with the proposed rights offering, as set forth in the commitment letters:

•	Convertible into the Company’s common stock at a conversion price of $1.30 per share, as adjusted for dividends, stock splits or similar events affecting the Company’s common stock;

•	Dividends payable quarterly either in cash at an annual rate of 9.6% or, until the fifth anniversary of the closing date, in additional shares of preferred stock at an annual rate of 12.5%;

•

After fifth anniversary of the closing date, the Company, subject to certain limits based on the recent trading volume of the Company’s common stock, may elect to convert portions of the convertible preferred stock if the average trading price of the Company’s common stock exceeds 225% of the conversion price which is currently $2.93;

•

Redeemable at the option of the holder upon the earlier of (i) a liquidation event or (ii) the eighth anniversary of the closing date, and the redemption price for each share of convertible preferred stock will be equal the price paid for such share plus any accrued and unpaid dividends on such share;

•	A liquidation preference that would entitle the holder of convertible preferred stock to receive an amount equal to the greater of:

(i)	the original purchase price for each share of convertible preferred stock held, including shares issued as dividends, plus any accrued and unpaid dividends; or

(ii)	a per share amount equal to the liquidation distribution payable with respect to shares of the Company’s common stock.

Under the terms set forth in the commitment letters, NGPC and North Shore are entitled to receive a backstop fee of $600,000 each, or $1.2 million in the aggregate, upon the closing of the rights offering and backstop commitment. An initial $500,000 aggregate payment already made by the Company will be credited against the backstop fee. In addition, in the event that less than $15 million of convertible preferred stock is available for NGPC or North Shore to purchase following the rights offering, the Company will be required to pay NGPC and/or North Shore an additional fee of 3% of the shortfall (i.e., the difference between $15 million and the amount of convertible preferred stock actually purchased). We have agreed to pay or reimburse NGPC and North Shore for all reasonable costs and out-of-pocket expenses relating to their commitments.

As additional consideration for their commitment to backstop the proposed rights offering, NGPC and North Shore would each be entitled to appoint one member to our board of directors so long as it held a threshold amount of convertible preferred stock, and our board would be comprised of no more than nine directors. Certain Company actions would require the approval of a supermajority (70%) of our board, including approval of our annual operating budget, capital expenditure budget and general and administrative budget.

The commitment letters also outline certain covenants that are expected be included in the backstop agreement, including:

•	A debt incurrence test during the first year following closing of the proposed rights offering;

•	A maximum debt-to-EBITDA ratio, which would be less restrictive than the ratio required under our senior credit facility;

•	A limit on general and administrative expenses; and

•	A $5 million reduction in Company debt each year that a threshold amount of convertible preferred stock remains outstanding.

In addition, so long as a threshold amount of convertible preferred stock remains outstanding, the Company may not incur additional material debt, issue any equity senior or on par with the convertible preferred stock, engage in any material acquisitions or other significant corporate transactions, incur any exploration expenses, or engage in certain other activities without the consent of NGPC and North Shore.

In the event of a default by the Company under the proposed backstop agreement, NGPC and North Shore would have the right to appoint a majority of the members of the Company’s board of directors until such default is cured or waived by NGPC and North Shore. If the default continues for more than 12 months (absent a cure or waiver), NGPC and North Shore would have the right to require the Company to redeem their shares of convertible preferred stock at the redemption price described above.

Under the terms of the commitment letters, the Company has agreed to indemnify NGPC and North Shore for any and all losses, claims, liabilities, damages and expenses incurred by NGPC and North Shore arising out or relating to the commitment letters, proposed backstop agreement, other than those incurred by reason of NGPC’s or North Shore’s gross negligence or willful misconduct. Further, the Company has agreed to pay or reimburse NGPC and North Shore for all reasonable costs and out-of-pocket expenses incurred in connection with the negotiation, preparation, administration and enforcement of the commitment letters and proposed backstop agreement.

The foregoing summary of the terms of the commitment letters with NGPC and North Shore is not intended to be complete and is qualified in its entirety by reference to the commitment letters, which are filed with this annual report on Form 10-K as Exhibits 10.21 and 10.22.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2009. Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2009.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

(1) Financial Statements

Page
CONSOLIDATED AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2009 and 2008	68
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	69
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	70
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	71
Notes to Consolidated Audited Financial Statements	72

SUPPLEMENTARY INFORMATION (UNAUDITED)—
Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for the years ended December 31, 2009, 2008 and 2007	97
Quarterly Results of Operations (unaudited) by quarter for the years ended December 31, 2009 and 2008	102

(2) Financial Statement Schedules

None.

(3) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated, previously filed exhibits are incorporated herein by reference.

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on July 25, 2006 (Registration No. 333-131716)).

3.2	Amended and Restated Bylaws of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s 8-K filed on November 13, 2007 (Registration No. 000-52155)).

4.1	Registration Rights Agreement between GeoMet, Inc. and Banc of America Securities LLC, dated as of January 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

10.1	2005 Stock Option Plan of GeoMet Inc., dated April 15, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

10.2	Form of Incentive Stock Option Agreement for the 2005 Stock Option Plan of GeoMet, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

10.3	Federal Income Tax Allocation Agreement among the Members of the GeoMet Resources, Inc. Consolidated Group, dated as of January 1, 2001 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

Exhibit No.	Description
10.4	Incentive Bonus Pool Plan, dated as of May 29, 2001 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

10.5	Employment Agreement dated as of December 7, 2000 between GeoMet Resources, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

10.6	Employment Agreement dated as of December 7, 2000 between GeoMet Resources, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-131716)).

10.7	Third Amended and Restated Credit Agreement dated June 9, 2006, among GeoMet, Inc., Bank of America, N.A., as Administrative Agent, and BNP Paribas, as Syndication Agent (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on June 21, 2006 (Registration No. 333-131716)).

10.8	Precedent Agreement dated March 28, 2006 between East Tennessee Natural Gas, LLC and GeoMet, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 12, 2006 (Registration No. 333-131716)) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act).

10.9	Option Agreement dated June 13, 2006 between Jon M. Gipson and GeoMet, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 21, 2006 (Registration No. 333-131716)).

10.10	Amendment to Employment Agreement dated March 13, 2007 between GeoMet, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.13 to the Company’s 10-K filed on March 20, 2007 (Registration No. 000-52155)).

10.11	Amendment to Employment Agreement dated March 13, 2007 between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.14 to the Company’s 10-K filed on March 20, 2007 (Registration No. 000-52155)).

10.12	Employee Cash Bonus and Stock Award Retention Agreement dated November 9, 2007 between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.14 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.13	Second Amendment to Employment Agreement dated effective as of December 31, 2008 between GeoMet, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.15 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.14	Second Amendment to Employment Agreement dated effective as of December 31, 2008 between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.16 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.15	Stock Acquisition and Stockholders Agreement dated December 7, 2000 by and among GeoMet Resources, Inc., Yorktown Energy Partners IV, L.P., J. Darby Seré, and William C. Rankin (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, File No. 333-136924 filed on August 28, 2006).

Exhibit No.	Description
10.16	Form of Amended and Restated Non-Qualified Stock Option Agreement dated December 2, 2008 (incorporated herein by reference to Exhibit 10.18 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.17	Form of Stock Option Award Agreement for the GeoMet, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.18	Business Opportunities Agreement among GeoMet, Inc. and the other signatories thereto dated March 12, 2009 (incorporated herein by reference to Exhibit 10.20 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.19	Second Amendment to Third Amended and Restated Credit Agreement dated March 24, 2009 by and among Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on March 25, 2009)

10.20	GeoMet, Inc. 2006 Long-Term Incentive Plan (Amended and Restated Effective March 12, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on May 13, 2009)

10.21*	Commitment Letter dated effective March 29, 2010 by and between NGP Capital Resources Company and GeoMet, Inc.

10.22*	Commitment Letter dated effective March 29, 2010 by and between North Shore Energy, LLC and GeoMet, Inc.

10.23*	Third Amendment to Third Amended and Restated Credit Agreement dated March 30, 2010 by and among Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders

21.1*	List of Subsidiaries of GeoMet, Inc.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Independent Petroleum Engineers DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

GEOMET, INC.

By:	/s/ J. DARBY SERÉ
Name:	J. Darby Seré
Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrants and in the capacities on March 31, 2010.

Signature	Capacity

/s/ J. DARBY SERÉ J. Darby Seré	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM C. RANKIN William C. Rankin	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ TONY OVIEDO Tony Oviedo	Vice President, Chief Accounting Officer and Controller

/s/ J. HORD ARMSTRONG, III J. Hord Armstrong, III	Director

/s/ JAMES C. CRAIN James C. Crain	Director

/s/ STANLEY L. GRAVES Stanley L. Graves	Director

/s/ CHARLES D. HAYNES Charles D. Haynes	Director

/s/ W. HOWARD KEENAN, JR. W. Howard Keenan, Jr.	Director

/s/ PHILIP G. MALONE Philip G. Malone	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on July 25, 2006 (Registration No. 333-131716)).

3.2	Form Amended and Restated Bylaws of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s 8-K filed on November 13, 2007 (Registration No. 000-52155)).

4.1	Registration Rights Agreement between GeoMet, Inc. and Banc of America Securities LLC, dated as of January 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.1	2005 Stock Option Plan of GeoMet Inc., dated April 15, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.2	Form of Incentive Stock Option Agreement for the 2005 Stock Option Plan of GeoMet, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.3	Federal Income Tax Allocation Agreement among the Members of the GeoMet Resources, Inc. Consolidated Group, dated as of January 1, 2001 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.4	Incentive Bonus Pool Plan, dated as of May 29, 2001 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.5	Employment Agreement dated as of December 7, 2000 between GeoMet Resources, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.6	Employment Agreement dated as of December 7, 2000 between GeoMet Resources, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on February 10, 2006 (Registration No. 333-134070)).

10.7	Third Amended and Restated Credit Agreement dated June 9, 2006, among GeoMet, Inc., Bank of America, N.A., as Administrative Agent, and BNP Paribas, as Syndication Agent (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on June 21, 2006 (Registration No. 333-131716)).

10.8	Precedent Agreement dated March 28, 2006 between East Tennessee Natural Gas, LLC and GeoMet, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 12, 2006 (Registration No. 333-131716)) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act).

10.9	Option Agreement dated June 13, 2006 between Jon M. Gipson and GeoMet, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 21, 2006 (Registration No. 333-131716)).

Exhibit No.	Description

10.10	Amendment to Employment Agreement dated March 13, 2007 between GeoMet, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.13 to the Company’s 10-K filed on March 20, 2007 (Registration No. 000-52155)).

10.11	Amendment to Employment Agreement dated March 13, 2007 between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.14 to the Company’s 10-K filed on March 20, 2007 (Registration No. 000-52155)).

10.12	Employee Cash Bonus and Stock Award Retention Agreement dated November 9, 2007 between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.14 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.13	Second Amendment to Employment Agreement dated effective as of December 31, 2008 between GeoMet, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.15 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.14	Second Amendment to Employment Agreement dated effective as of December 31, 2008 between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.16 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.15	Stock Acquisition and Stockholders Agreement dated December 7, 2000 by and among GeoMet Resources, Inc., Yorktown Energy Partners IV, L.P., J. Darby Seré, and William C. Rankin (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, File No. 333-136924 filed on August 28, 2006).

10.16	Form of Amended and Restated Non-Qualified Stock Option Agreement dated December 2, 2008 (incorporated herein by reference to Exhibit 10.18 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.17	Form of Stock Option Award Agreement for the GeoMet, Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.18	Business Opportunities Agreement among GeoMet, Inc. and the other signatories thereto dated March 12, 2009 (incorporated herein by reference to Exhibit 10.20 to the Company’s 10-K filed on March 13, 2009 (Registration No. 000-52155)).

10.19	Second Amendment to Third Amended and Restated Credit Agreement dated March 24, 2009 by and among Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on March 25, 2009).

10.20	GeoMet, Inc. 2006 Long-Term Incentive Plan (Amended and Restated Effective March 12, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on May 13, 2009).

10.21*	Commitment Letter dated effective March 29, 2010 by and between NGP Capital Resources Company and GeoMet, Inc.

10.22*	Commitment Letter dated effective March 29, 2010 by and between North Shore Energy, LLC and GeoMet, Inc.

10.23*	Third Amendment to Third Amended and Restated Credit Agreement dated March 30, 2010 by and among Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders.

21.1*	List of Subsidiaries of GeoMet, Inc.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of chief executive officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2*	Certification of chief financial officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton.

*	Filed herewith.