Form 10-K/A
period 2009-12-31
GeoMet, Inc.
filed 2010-04-30
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-52155

GeoMet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2908692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Fannin, Suite 1850

Houston, Texas 77010

(Address of principal executive offices, including zip code)

(713) 659-3855

(Registrant’s Telephone Number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒.

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates (based upon the closing sales price on the NASDAQ Global Market on June 30, 2009), the last business day of registrant’s most recently completed second fiscal quarter was approximately $43.4 million.

As of April 21, 2010, 39,401,508 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2010, GeoMet, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”). In that report, the Company indicated that it would file the information required by Part III of Form 10-K on or before April 30, 2010. Accordingly, the Company is amending its Annual Report on Form 10-K to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the name, age, and office of each of our directors and executive officers. There are no family relationships between any director or executive officer and any other director or executive officer.

Name	Age	Position
J. Darby Seré	62	Chairman of the Board, President and Chief Executive Officer

William C. Rankin	60	Executive Vice President and Chief Financial Officer

Philip G. Malone	61	Senior Vice President—Exploration and Director

Brett S. Camp	51	Senior Vice President—Operations

Tony Oviedo	56	Vice President, Chief Accounting Officer and Controller

J. Hord Armstrong, III	68	Director

James C. Crain	61	Director

Stanley L. Graves	65	Director

Charles D. Haynes	69	Director

W. Howard Keenan, Jr.	59	Director

Biographies of Directors and Executive Officers

J. Darby Seré has served as a Director, President and Chief Executive Officer of GeoMet, Inc. since December 2000. Mr. Seré was elected Chairman of the Board in January 2006. Mr. Seré has over 36 years of experience in the oil and gas business, including 18 years as Chief Executive Officer of two other publicly held exploration and production companies. Mr. Seré served as President, Chief Executive Officer, and a Director of Bellwether Exploration Company from 1988 to 1999, where he also served as Chairman of the Board from 1997 to 1999, and was a co-founder and President, Chief Executive Officer and Director of Bayou Resources, Inc. from 1982 to 1987. Mr. Seré was Manager of Acquisitions, Vice President–Acquisitions and Engineering and Executive Vice President of Howell Corporation / Howell Petroleum Corporation from 1977 to 1981. Mr. Seré began his career as a staff reservoir engineer for Chevron Oil Co. in 1970. Mr. Seré currently serves as a director of Gateway Energy Corporation, a publicly held gas gathering, transportation and distribution company. Mr. Seré holds a Bachelors degree in Petroleum Engineering from Louisiana State University and a Masters of Business Administration from Harvard University.

The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Seré’s contributions to the Board, determined that his role as the Company’s President and Chief Executive Officer, his experience in the coalbed methane industry and his many years of experience with oil and natural gas exploration and production companies provide significant contributions to our Board.

William C. Rankin has served as Executive Vice President and Chief Financial Officer of GeoMet, Inc. since 2000. Mr. Rankin has 39 years experience as an accountant and financial manager, including 33 years as a financial officer with publicly and privately owned energy companies. He began his career as an auditor with Deloitte & Touche from 1971-1975. He served as Director of Internal Audit of Kerr-McGee Corporation from 1975-1977, Controller of Cotton Petroleum Corporation from 1977-1980 and Executive Vice President and Chief Financial Officer for Cayman Resources Corporation from 1980-1985. Mr. Rankin joined Hadson Corporation in 1985 as Vice President and Controller, became Vice President and Treasurer in 1988 and last served as Sr. Vice President and Chief Financial Officer of Hadson Energy Resources Corporation from 1989-1993. In 1994 he became Sr. Vice President and Chief Financial Officer of Contour Energy Company (and its predecessors) where he served until 1997. In 1997, he became Sr. Vice President and Chief Financial Officer of Bellwether Exploration Company. Mr. Rankin is a Certified Public Accountant and holds a Bachelors degree in Accounting from the University of Arkansas.

Philip G. Malone has served as our Senior Vice President—Exploration since January 2006 and has served in executive positions with GeoMet since he participated in founding the Company in 1985. Mr. Malone has been a member of our Board of Directors since 2005. He has over 34 years experience as a professional geologist, one year at the Geological Survey of Alabama, ten years at USX Corporation and the remainder at GeoMet. From 1976 to 1985, he was a geologist with USX Corporation and served as chief geologist for the last three years of his tenure with responsibility for supervising exploration and development work related to coal and coalbed methane for USX Southern District. Mr. Malone has authored and co-authored numerous technical papers and is a recognized speaker worldwide on coalbed methane topics. Mr. Malone holds a Bachelors degree in Geology from the University of Alabama.

In reviewing and assessing Mr. Malone’s contributions to our Board, the Nominating, Corporate Governance and Ethics Committee determined that his extensive background in geology and his operational and management experience, particularly in the area of coal and coalbed methane industries, brings strong, industry-specific, experience to our Board.

Brett S. Camp, founder of GeoMet, has been our Vice President—Operations since 2000. Mr. Camp has 29 years experience as a professional geologist, four years at USX Corporation and 25 years at GeoMet. Mr. Camp holds a Bachelors degree in Geology from Eastern Illinois University. Mr Camp has over 16 years managing CBM development properties.

Tony Oviedo was the Financial Reporting Manager for GeoMet from March 2006 through October 2007 and has served as the Vice President, Chief Accounting Officer and Controller from that date forward. Mr. Oviedo has over 26 years of energy experience with both private and public companies. Prior to joining GeoMet, he was Compliance Director at Resolution Performance Products, LLC and held positions as Chief Accounting Officer, Controller, and Director of Financial Reporting with various companies in the oil and gas industry. Mr. Oviedo is a certified public accountant and holds a Bachelors degree in Business Administration with a concentration in accounting and tax from the University of Houston.

J. Hord Armstrong, III has over 40 years of financial and operational experience in varied industries. Mr. Armstrong has served as Chairman and Chief Executive Officer of Armstrong Land Company, LLC, a private company that owns coal reserves in the United States, since 2006. Mr. Armstrong founded D&K Healthcare Resources, Inc. in 1987, and served as its Chairman and Chief Executive Officer until October 2005. From 1977 to 1987, Mr. Armstrong was with Arch Coal Inc. last serving as its Chief Financial Officer. Mr. Armstrong was First Vice President with White Weld & Company, an investment banking firm, from 1968 to 1977. Mr. Armstrong served for ten years as a member of the Board of Trustees of the St. Louis College of Pharmacy and has served as a director of Jones Pharma Incorporated. Mr. Armstrong formerly served as Chairman of the Board of Trustees of the Pilot Fund, a registered investment company, and also formerly served as a Director of BHA, Inc., based in Kansas City, Missouri. Mr. Armstrong graduated from Williams College in 1963 and attended the New York University School of Business in 1965 and 1966.

The Nominating, Corporate Governance and Ethics Committee determined that Mr. Armstrong’s extensive and varied professional experience brings a strong financial and executive management background to our Board, as well as experience in the coal industry.

James C. Crain has been involved in the energy industry for over 34 years, both as an attorney and as an executive officer. Since 1984, Mr. Crain has held officer positions with Marsh Operating Company, an investment management firm focusing on energy investments, including his current position, President, which he has held since 1989. In addition, since 1997, Mr. Crain has acted as a general partner of Valmora Partners, L.P., which invests in various oil and gas businesses, among other things. Prior to joining Marsh in 1984, Mr. Crain was a Partner in the law firm of Jenkens & Gilchrist. Mr. Crain currently serves on the boards of directors of Crosstex Energy, Inc. and Approach Resources, Inc. Mr. Crain holds a Bachelors degree in Accounting, a Masters of Professional Accounting in Taxation degree and a Juris Doctorate degree, all from the University of Texas at Austin.

The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Crain’s background and prior contributions to the Board, determined that his extensive legal, investment and transactional experience, particularly within the oil and natural gas exploration and production industry, provides significant contributions to our Board.

Stanley L. Graves has over 36 years of experience in the oil and gas business and currently serves as President of Graco Resources, Inc., a coal and energy consulting firm. He served as Chairman of the Board of Graves Service Company, Inc. from 1990 until it was sold in 2006. From 1997 to 2002, Mr. Graves was the President of U.S. Clay, L.P., which mined and processed bentonite. Prior to his time at U.S. Clay, L.P., Mr. Graves served as Vice President—Business Development for Ultimate Abrasive Systems, Inc., as President of Eldridge Gathering System Inc., and as Vice President of Energen Corp., the largest coalbed methane producer in Alabama. Mr. Graves holds a Bachelors degree in Engineering from Auburn University.

Mr. Graves’ background in the coalbed methane industry, combined with his executive management experience with coalbed methane, mining and midstream companies, provides our Board with considerable knowledge and understanding of the strategic and operational matters, in the view of the Nominating and Corporate Governance Committee.

Charles D. Haynes has over 46 years in the energy profession as a consultant, academic, researcher, and executive. He retired from The University of Alabama in May 2005, having held faculty and administrative positions since 1991. From 1977 to 1990, he was a senior executive officer and director of Belden & Blake Corporation, an oil and gas drilling and exploration company. He is a licensed professional engineer in Alabama and served on the Alabama Board of Licensure for Engineers and Land Surveyors from 2002 to 2007. He holds Bachelors, Masters, and Doctorate degrees from The University of Alabama, Pennsylvania State University, and the University of Texas, respectively, in mining and petroleum engineering. He is a Legion of Honor and Distinguished Member of the Society of Petroleum Engineers.

The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Haynes’ extensive background in the oil and natural gas industry, particularly as a petroleum engineer and as an industry executive, provides our Board with a valuable technical and management background and an important historical perspective on our industry.

W. Howard Keenan, Jr. has over 34 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private equity investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas including the founding of the first Yorktown Fund in 1991. He is or has served as a director of multiple Yorktown portfolio companies, including Concho Resources, Inc. Mr. Keenan holds a Bachelors degree from Harvard College and a Masters of Business Administration from Harvard University.

The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Keenan’s experience and prior contributions to the Board, determined that his experience in energy finance and as a director of other exploration and production companies, brings a considerable financial and strategic background to our Board.

CORPORATE GOVERNANCE AND OTHER BOARD MATTERS

Board Independence

The Board has determined that each of the following directors and director nominees is “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ:

•	J. Hord Armstrong, III

•	James C. Crain

•	Stanley L. Graves

•	Charles D. Haynes

The Board has determined that each of the current members of the Audit Committee, the Nominating, Corporate Governance and Ethics Committee and the Compensation Committees of the Board of Directors is “independent” within the rules set forth in the listing standards of NASDAQ.

The Board has also determined that each of J. Darby Seré, Chairman, President and Chief Executive Officer of the Company, Philip G. Malone, Senior Vice President—Exploration, and W. Howard Keenan, Jr., a current director of the Company, is not “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ. The Board has determined that not all of the current members of the Executive Committee are “independent” within the rules set forth in the listing standards of NASDAQ.

Board Structure and Committee Composition

As of the date of this Form 10-K/A, the Board has seven directors and the following four committees: the Audit Committee, the Compensation Committee, the Nominating, Corporate Governance and Ethics Committee, and the Executive Committee. The membership and function of each committee is described below. Each of the committees, other than the Executive Committee, operates under a written charter adopted by the Board of Directors. A copy of each committee charter is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com. Printed copies of any of the committee charters may be obtained upon request addressed to our Corporate Secretary, GeoMet, Inc., 909 Fannin St., Suite 1850, Houston, Texas 77010.

Board Leadership

Our Board currently combines the role of Chairman of the Board (“Chairman”) with the role of Chief Executive Officer (“CEO”) and believes that this structure provides an efficient and effective leadership model for the Company. Combining the Chairman and CEO roles fosters clear accountability, effective decision-making and alignment on corporate strategy. Our Board also believes that the Company is strengthened by the chairmanship of Mr. Seré, who has the strategic, operational and technical expertise needed to lead the Company efficiently and effectively. At this time, the Board believes the Company can most effectively execute its business strategies and plans if the Chairman is also a member of the management team. A single person, acting in the capacities of Chairman and CEO, provides unified leadership and focus. Our Board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairman of the board, might be appropriate. Therefore, under different circumstances, the Board may elect to separate the two roles. Although our Board has not formally appointed a “lead independent director,” a majority of our Board is comprised of empowered, independent directors who oversee and regularly consult with our Chairman and CEO.

Audit Committee

The current members of the Audit Committee are J. Hord Armstrong, III (Chairman), James C. Crain, and Stanley L. Graves, each of whom meets the independence requirements of the applicable NASDAQ and SEC rules and were members of the Audit Committee during fiscal 2009. The Audit Committee met four times during fiscal 2009. The role of the Audit Committee is to appoint our independent auditors and to review, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit as well as the results of the annual audit. The Audit Committee works closely with management as well as the Company’s independent registered public accounting firm. A complete description of the Audit Committee’s responsibilities is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com.

The Board has determined that J. Hord Armstrong, III is the “audit committee financial expert” of the Board of the Company, as defined in the rules established by NASDAQ and the SEC.

Compensation Committee

The current members of the Compensation Committee are Charles D. Haynes (Chairman), James C. Crain, and Stanley L. Graves, each of whom meets the independence requirements of the applicable NASDAQ and SEC rules and was a member of the Compensation Committee during fiscal 2009. The Compensation Committee met eight times during fiscal 2009, either in person or by telephone. The role of the Compensation Committee is to review the performance of officers, including those officers who are also members of the Board, and to set their compensation. The Compensation Committee also supervises and administers the Company’s 2005 Stock Option Plan, its 2006 Long-Term Incentive Plan and all other compensation and benefit policies, practices and plans of the Company and recommends Board approval of the compensation program applicable to outside directors of the Company.

Nominating, Corporate Governance and Ethics Committee

The current members of the Nominating, Corporate Governance and Ethics Committee are J. Hord Armstrong, III (Chairman), Stanley L. Graves, and Charles D. Haynes, each of whom meet the independence requirements of the applicable NASDAQ and SEC rules and were members of the Nominating, Corporate Governance and Ethics Committee during fiscal 2009. The Nominating, Corporate Governance and Ethics Committee met three times during fiscal 2009 to, among other things, consider and recommend to the Board that the current slate of directors be nominated by the Board to stand for re-election at the 2010 Annual Meeting of Stockholders. The Nominating, Corporate Governance and Ethics Committee assists the Board by identifying individuals qualified to become Board members, advises the Board concerning Board membership, leads the Board in an annual review, and recommends director nominees to the Board.

Executive Committee

The Board established an Executive Committee by a resolution adopted by the entire Board during 2006. The present members of the Executive Committee are J. Darby Seré, James C. Crain, and W. Howard Keenan, Jr.

The Executive Committee has the authority during the intervals between the meetings of the Board to exercise all the powers of the Board in the management of the business and affairs of the Company, except for matters relating to amending the certificate of incorporation of the Company, adopting an agreement of merger or consolidation, recommending to the stockholders of the Company the sale, lease or exchange of all or substantially all of the Company’s property or assets, recommending to the stockholders the dissolution of the Company or a revocation of a dissolution of the Company, amending, altering or repealing the Company’s bylaws or adopting new bylaws, or otherwise acting in events specified by the Delaware General Corporation Law that call for Board action. The Executive Committee did not meet during fiscal 2009.

Meeting Attendance

Our Board of Directors held a total of eight meetings during fiscal 2009. Each director who served on our board during that year attended at least 75% of the total meetings of the Board and each committee on which he served.

Consideration of Director Nominees

Stockholder Nominees

The policy of the Nominating, Corporate Governance and Ethics Committee is to consider properly submitted nominations for candidates for membership on the Board, as described below under “Identifying and Evaluating Nominees for Directors.” In evaluating such nominations, the Nominating, Corporate Governance and Ethics Committee shall address the membership criteria adopted by the Board as described below in “Director Qualifications.” Any stockholder director nomination proposed for consideration by the Nominating, Corporate Governance and Ethics Committee should include the nominee’s name and qualifications for Board membership and should be addressed to:

Nominating, Corporate Governance and Ethics Committee

c/o Corporate Secretary

GeoMet, Inc.

909 Fannin St., Suite 1850

Houston, Texas 77010

Director Qualifications

The Board has adopted criteria that apply to nominees recommended by the Nominating, Corporate Governance and Ethics Committee for a position on the Company’s Board. Among the qualifications provided by the criteria, members should be of the highest ethical character and share the values of the Company. Directors should have reputations consistent with the image and reputation of the Company and should be highly accomplished in their respective fields, possessing superior credentials and recognition. Directors should also be active or former senior executive officers of public or significant private companies or leaders in various industries, including the oil and gas industry. Directors should also have the ability to exercise sound business judgment.

Identifying and Evaluating Nominees for Directors

The Nominating, Corporate Governance and Ethics Committee utilizes a variety of methods for identifying and evaluating nominees for director. Upon the need to add a new director or fill a vacancy on the Board, the Nominating, Corporate Governance and Ethics Committee will consider prospective candidates. Candidates for director may come to the attention of the Nominating, Corporate Governance and Ethics Committee through current Board members, professional search firms, stockholders, or other persons as provided by the charter of the Nominating, Corporate Governance and Ethics Committee. As described above, the Nominating, Corporate Governance and Ethics Committee considers properly submitted stockholder nominations for candidates to the

Board. Following verification of stockholder status of persons proposing candidates, recommendations are aggregated and considered by the Nominating, Corporate Governance and Ethics Committee along with the other recommendations. In evaluating such nominations, the Nominating, Corporate Governance and Ethics Committee shall address the membership criteria adopted by the Board as described above in “Director Qualifications,” which seeks to achieve diversity in knowledge, experience, and expertise on the Board.

Our Board of Directors does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. All new director nominees and directors standing for re-election will be evaluated without regard to race, sex, age, religion or physical disability. Our Nominating, Corporate Governance and Ethics Committee periodically reviews the composition of our Board and in doing so considers the overall balance of knowledge, experience, background, skills, expertise, integrity, and analytical ability among the members of our Board. Consideration of all aspects of diversity will continue to be an important factor in identifying and recruiting future director candidates.

Directors Attendance at Annual Meetings of Stockholders

All of our directors are expected to attend each annual meeting of our stockholders. A director who is unable to attend the annual meeting, which it is understood will occur on occasion, is expected to notify the Chairman of the Board in advance of such meeting. Attendance at our annual meeting will be considered by our Nominating, Corporate Governance and Ethics Committee in assessing each director’s performance. Last year, all directors attended our annual meeting of stockholders.

Stockholder Communications with the Board

The Board provides a process for stockholders of the Company to send written communications to the entire Board. Stockholders of the Company may send written communications to the Board c/o Corporate Secretary, GeoMet, Inc., 909 Fannin St., Suite 1850, Houston, Texas 77010. All communications will be compiled by the Corporate Secretary of the Company and submitted to the Board on a periodic basis.

Code of Business Conduct and Ethics

All of our employees, including our executive officers and directors, are subject to our Code of Business Conduct and Ethics, which is also available under the “Corporate Governance—Governance Documentation” section of our website at http://www.geometinc.com. Printed copies of our Code of Business Conduct and Ethics may be obtained upon request addressed to our Corporate Secretary, GeoMet, Inc. 909 Fannin St., Suite 1850, Houston, Texas 77010.

Risk Oversight

While it is the job of management to assess and manage our risk, our Board of Directors and our Audit Committee (each where applicable) discuss the guidelines and policies that govern the process by which risk assessment and management is undertaken and evaluate reports from various functions with the management team on risk assessment and management. Our Board interfaces regularly with management and receives periodic reports that include updates on operational, financial, legal and risk management matters. The Audit Committee assists the Board in oversight of the integrity of the Company’s financial statements and our compliance with legal and regulatory requirements, including those related to the health, safety and environmental performance of the Company. The Audit Committee also reviews and assesses the performance of the Company’s internal audit function and its independent auditors. The Board receives regular reports from the Audit Committee.

Compensation Risk

Our Compensation Committee has reviewed our employee compensation programs and overall compensation structure in an effort to ensure that they do not create any risks that are reasonably likely to have a material adverse effect on the Company. There are several design features of our short- and long-term incentive plans for all employees that reduce the likelihood of excessive risk-taking: the program design provides a balanced mix of cash and equity and short-and long-term incentives; the maximum payout pursuant to our annual cash incentives are subject to reasonable maximum limits; and all of our employees participate in the same short- and long-term incentive plans. Based on its most recent review of our employee compensation programs, our Compensation Committee does not believe that there is a reasonable likelihood that the Company’s compensation programs and policies will have a material adverse effect on the Company.

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

Introduction

The following discussion provides an overview of the Compensation Committee of our Board of Directors, the background and objectives of our compensation programs for our senior management, and the material elements of the compensation of each of the executive officers identified in the following table, to whom we refer as our “named executive officers”:

Name	Title
J. Darby Seré	President, Chief Executive Officer and Chairman of the Board (our principal executive officer)

William C. Rankin	Executive Vice President and Chief Financial Officer (our principal financial officer)

Philip G. Malone	Senior Vice President—Exploration and Director

Brett S. Camp	Senior Vice President—Operations

Tony Oviedo	Vice President, Chief Accounting Officer and Controller (our principal accounting officer)

Compensation Considerations in the Current Economic Environment

Our Compensation Committee evaluated and set 2009 executive compensation in the context of the Company’s performance, the current global economic environment and recent concerns over executive pay. Our Compensation Committee believes that our compensation program is balanced and reasonable, helps us compensate employees for the value of their contributions, provides total compensation that is flexible enough to respond to changing market conditions and will attract, motivate and retain individuals of high quality and support a long-standing internal culture of loyalty and dedication to our interests. Our Compensation Committee uses judgment and discretion rather than relying on formulaic results and does not use highly leveraged incentives. The Committee is mindful of risks that may be inherent in compensation programs and takes steps to manage that risk in the structure of each opportunity.

Although our Compensation Committee fine-tunes its executive compensation program as conditions change, it believes it is important to maintain consistency in its compensation philosophy and approach. Our Compensation Committee recognizes that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of economic stress and commodity price declines such as we are currently experiencing. Our Compensation Committee is aware of the impact that these circumstances have had on our stock price, but is also mindful of the importance of rewarding executive management for strong operational performance based on its belief that over time performance will result in stock price appreciation. However, our Compensation Committee does believe that it is appropriate for certain components of compensation to decline during periods of economic stress and significantly lower stock prices. It is in this context that our Compensation Committee continues to evaluate its executive compensation program.

Compensation Committee

The Compensation Committee of our Board of Directors has overall responsibility for the approval, evaluation and oversight of all of our compensation plans, policies and programs. The primary purpose of the Compensation Committee is to assist the Board of Directors in fulfilling its responsibilities relating to the compensation of our named executive officers and directors. The primary responsibilities of the Compensation Committee include, (i) annually reviewing and making recommendations to our Board of Directors regarding our general compensation policies with respect to named executive officers and directors, (ii) annually reviewing and approving the corporate goals and objectives relevant to the compensation of our executive officers, evaluating our officers’ performance in light of these goals, and recommending to the Board compensation levels based on these evaluations, and (iii) producing a committee report on executive compensation as required by the SEC to be included or incorporated by reference in our proxy statement or other applicable SEC filings.

Our Board appoints our Compensation Committee members and Chair, and these appointees continue to be members until their successors are elected and qualified or until their earlier resignation or removal. Any member of our Compensation Committee may be removed, with or without cause, by our Board. Our Board of Directors appoints members to the Compensation Committee considering criteria such as experience in compensation matters, familiarity with our management and other key personnel, understanding of public company compensation issues, time availability necessary to fulfill committee responsibilities and independence and other regulatory requirements. No member of our Compensation Committee participates in any of our employee compensation programs, and our Board has determined that none of our Compensation Committee members has any material business relationship with us. The members of the Compensation Committee are Charles D. Haynes, James C. Crain, and Stanley L. Graves, all of whom are independent directors in accordance with the listing standards of NASDAQ. The Compensation Committee may form subcommittees and delegate authority to any subcommittee so formed whenever it deems appropriate.

The Compensation Committee on occasion meets with our Chief Executive Officer and other executives to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Although management makes recommendations to the Compensation Committee on executive compensation, the Compensation Committee is not bound by and does not always accept management’s recommendations. The Compensation Committee also seeks input from an independent compensation consultant prior to making any final determinations. Our Chief Executive Officer attends some of the Compensation Committee meetings, but the Compensation Committee also regularly holds executive sessions not attended by members of management or non-independent directors.

The Compensation Committee’s function is more fully described in its charter, which the Compensation Committee and the Board of Directors reviewed and amended on March 11, 2010. The Compensation Committee will continue to review and assess the adequacy of the charter and recommend any proposed changes to the Board for approval on an annual basis. A copy of the charter is available on the Company’s website at http://www.geometinc.com under the “Corporate Governance” section. The Compensation Committee works with our Chief Executive Officer to establish an agenda for each meeting of the Compensation Committee and to prepare meeting materials. Our Chief Executive Officer, outside corporate counsel, and other members of our management and outside advisors may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and Board of Directors often solicit the advice of our Chief Executive Officer on compensation matters, including as they relate to the compensation of other senior management, and the named executive officers other than the Chief Executive Officer.

Our Compensation Committee may retain, at our expense, independent compensation consultants to assist it in executive compensation matters. The Compensation Committee meets with the compensation consultants, both in and outside of the presence of our management, to review findings and recommendations regarding executive compensation and considers those findings and recommendations in determining and making adjustments to our executive compensation program. For the year ended December 31, 2009, the Compensation Committee retained BDO Seidman LLP (referred herein as the “Compensation Consultant”) to assist it in fulfilling its responsibilities as assigned by the Chair of the Committee. Under the direction of the Chair of the Compensation Committee, the Compensation Consultant provided information regarding compensation trends in the oil and gas exploration and production industry, relative compensation for similarly-situated executive officers in the industry, and the structure of our cash and equity incentive awards. The Compensation Consultant provides no services to the Company other than the services provided under the terms of its engagement with the Compensation Committee.

Objectives of Compensation Program

Compensation Philosophy

To ensure that our executive compensation program is competitive, our Compensation Committee works with the Compensation Consultant to evaluate and compare certain elements of total compensation against a peer group of similar publicly traded oil and gas exploration and production companies (the “Compensation Peer Group”). Our Compensation Peer Group consists of larger and smaller companies with a total market capitalization that is generally less than $1 billion. The Compensation Committee, in consultation with the Compensation Consultant and management, has identified a Compensation Peer Group that it considers to be a representative subset of the companies that we compete with for executive talent in the south-central United States. The companies comprising our Compensation Peer Group, prior to any industry consolidation and activity, are:

• Approach Resources Inc.	• Goodrich Petroleum Corporation
• Abraxas Petroleum Corporation	• Gulfport Energy Corporation
• Brigham Exploration Company	• Meridian Resource Corporation
• Carrizo Oil & Gas Inc.	• NGAS Resources Inc.
• Clayton Williams Energy Inc.	• Parallel Petroleum Corporation
• Concho Resources Inc.	• Rosetta Resources Inc.
• Crimson Exploration Inc.	• Swift Energy Company
• Dune Energy Inc.	• TXCO Resources Inc.
• Gastar Exploration Ltd.

We intend to review the Compensation Peer Group from time to time to assure that it continues to provide a reasonable representation of the market in which we compete for executive talent.

Our compensation programs are designed with the philosophy of attracting and retaining highly skilled executive officers and aligning the interests of these officers with our interests and those of our stockholders. The goals of our compensation program are to (i) pay our employees for the value of their contributions, recognizing differences in individual performance through the various components of total compensation, (ii) provide total compensation that is flexible enough to respond to changing market conditions and that aligns compensation levels with sustained performance compared to industry benchmarks, and (iii) provide total compensation that will attract, motivate and retain persons of high quality and support a long-standing internal culture of loyalty and dedication to our interests. The Compensation Committee is charged with setting compensation for our executive officers at a level that will achieve these goals. The Compensation Committee determines compensation by analyzing competitive information regarding our Compensation Peer Group and then setting total compensation opportunities that are appropriate for GeoMet given our relative size, our performance and the experience and performance of our named executive officers.

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

Elements of Compensation

The principal elements of compensation for our executive officers include base salary, an annual cash incentive opportunity, and a grant of equity annually that takes the form of stock options and restricted stock grants. The Committee intends that, over time, the weighting of the individual components of compensation will be in percentages as illustrated in the table below. However, in 2009 and 2010, the percentage of compensation attributable to long-term incentives will be below this target amount due to the suppressed market price of our shares and our efforts to effectively manage the number of shares awarded from the 2006 Long-Term Incentive Plan’s reserves.

Target Amounts of Compensation Elements as a Percent of Total Target Compensation

Name	Base Salary	Annual Cash Incentive	Long-Term Incentive	Total
J. Darby Sere	38%	22%	40%	100%
William C. Rankin	44%	22%	34%	100%
Philip G. Malone	51%	21%	28%	100%
Brett S. Camp	51%	21%	28%	100%
Tony Oviedo(1)	—	—	—	—

(1)	As discussed later, through March 15, 2010 the terms of Mr. Oviedo’s compensation arrangement have not been consistent with the structure of this table. However, Mr. Oviedo’s compensation is similarly contingent on the achievement of performance objectives and the performance of our stock.

The named executive officers are eligible to participate in certain employee benefit programs consisting of life and health insurance benefits and a qualified 401(k) savings plan. In addition, the Company pays membership fees, club dues and assessments at a downtown Houston luncheon club for each of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.

Base Salary

We review base salaries for our Chief Executive Officer and other executives annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our Compensation Peer Group, the relationship among base salaries paid within our Company and individual experience and performance. Our intent is to fix base salaries at levels that we believe are consistent with our program design objectives, including the ability to attract, motivate and retain highly talented individuals in a competitive environment.

While salary increases were initially approved in 2009, the base salaries for our named executive officers were voluntarily reduced effective July 1, 2009 to the base salaries being received on December 31, 2008. The Compensation Committee has not approved any base salary adjustments for 2010 other than for Mr. Malone. In January 2010, Mr. Malone requested and was granted four additional weeks of vacation during 2010 in return for a reduction in base salary of $16,985. The current base salaries for our named executive officers are as follows:

Name	Base Salary
J. Darby Seré	$333,000
William C. Rankin	$264,600
Philip G. Malone	$203,815
Brett S. Camp	$220,800
Tony Oviedo	$180,000

Annual Cash Incentives

Annual cash incentive compensation is intended to focus and reward individuals on measures identified as having a positive impact on our annual business results. For 2009, the following factors were used by the Compensation Committee, with input from the Compensation Consultant, to determine annual cash incentives:

•	annual production;

•	year-end proved reserve quantities;

•

annual EBITDA, as adjusted (which is defined as earnings before interest, taxes, and depreciation, depletion and amortization and excluding any non-cash components of EBITDA such as unrealized mark-to-market gains or losses on hedging activities and stock compensation expense and further adjusted using 2009 budgeted natural gas prices); and

•	2009 finding and development costs.

The first three performance measures were chosen because they are considered to be important drivers of increases in stockholder value. The fourth performance measure is related to the efficient use of capital. Each of these performance measures carries a 25% weight in determining the total bonus amount. The annual bonus amount determined by achievement of performance targets will range from a minimum of 25% of each officer’s target percentage of annual base salary to a maximum of 175% of such target percentage. Our Chief Executive Officer may recommend that any or all of the individual bonuses (except his own), as so determined, be adjusted by an absolute 25% of the bonus target percentage of annual base salary based on subjective individual performance factors. Beyond the Chief Executive Officer’s recommendation, the Compensation Committee may make further adjustments to increase or decrease individual bonuses based on subjective performance factors. The Compensation Committee may also adjust our Chief Executive Officer’s bonus as determined by achievement of the performance targets based upon subjective individual performance factors. In regard to the specific financial and operational goals associated with each of the four annual cash incentive measures, the Committee believes that each continues to represent a significant challenge as demonstrated by the fact that executive bonuses have been less than target for each of the last three years.

The bonus targets for our Chief Executive Officer, our Chief Financial Officer and our two senior vice presidents are 60%, 50%, 40%, and 40% of annual base salary, respectively, while the bonus target for our Chief Accounting Officer is 35% of annual base salary. These bonus targets are intended to be generally consistent with our understanding of peer practices and at levels we believe to be sufficient to motivate and reward the achievement of plan objectives.

The annual cash incentives provisionally earned by the named executive officers for fiscal year 2009 performance are discussed in further detail below but, since they have not been approved, they are not reported in the Summary Compensation Table. The Table reflects awards for 2008 performance that were paid during 2009 and awards for 2007 performance that were paid during 2008.

Our actual 2009 results as compared to the pre-established financial, production and proved reserves performance objectives set in regard to the 2009 bonuses for which the named executive officers were eligible yielded a bonus that was 50.0% of their respective bonus targets. The table below shows how the Compensation Committee calculated the bonus amounts. In particular, the achievement of 105% to 110% of a goal results in a payment of 125% of the target amount, while the achievement of 90% to 95% of a goal results in payment of 75% of the target amount and the achievement of less than 75% of a goal results in no payment.

Category	Target	Actual	% of Target	Weight	Credit	Earned
Annual Gas Sales Volumes	8.2 Bcf	7.5 Bcf	91.5%	25%	75%	18.75%
Year-End Proved Reserves	322 Bcf	209 Bcf	64.9%	25%	0%	0.00%
Annual Adjusted EBITDA (million)	$18.1	$19.2	105.0%	25%	125%	31.25%
2009 Finding & Development Costs	$1.25/Mcf	NM/Mcf	NM %	25%	0%	0.00%

Total	—	—	—	—	—	50.00%

NM—Not	measurable because no wells were drilled in 2009.

While the Compensation Committee has reviewed the performance outcomes described above, it has deferred approval of 2009 bonus payments for our named executive officers until the Company’s proposed additional financing is completed. Because no 2009 bonuses have been approved at the time of the publication of this Form 10-K/A, no bonus amounts are reported in the summary compensation table. If 2009 bonuses are approved, amounts will be reported on a form 8-K.

Long-term incentives

Long-term incentives comprise a significant portion of a senior executive’s compensation package. Long-term incentives are consistent with our objective of providing an “at-risk” component of compensation. Our 2006 Long-Term Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of our common stock have been reserved for awards to be granted, was approved by our Board of Directors and stockholders in April 2006 and was amended by our Board of Directors in March 2009 and such amendment was approved by our stockholders in May 2009. The purposes of the 2006 Plan are to attract and retain employees and independent directors, further align their interests with stockholder interests, and closely link compensation with our performance. The 2006 Plan provides an essential component of the total compensation package, reflecting the importance that we place on aligning the interests of employees and independent directors with those of our stockholders. We believe that our officers, independent directors, and technical and professional employees who have an investment in the Company are more likely to meet and exceed performance goals. We believe that the various equity-based incentive compensation vehicles provided for under the 2006 Plan, which may include stock options, restricted and unrestricted stock, performance awards and other incentive awards, are needed to maintain and promote our ability to attract, retain and motivate officers, independent directors, and technical and professional employees.

Under the 2006 Plan to date, our Compensation Committee has granted incentive stock options, non-qualified options and restricted stock awards. Grants of incentive and non-qualified stock options represent the right to purchase shares of our common stock in the future at a price equal to the fair market value of shares of our common stock on the date of grant and upon such terms and conditions specified by our Compensation Committee that are consistent with the 2006 Plan. Restricted stock awards represent shares of our common stock that are subject to such restrictions, terms, and conditions as may be specified by the Compensation Committee that are consistent with the 2006 Plan.

The Compensation Committee approves the total stock options and restricted stock awards that will be made available, as well as the size of individual awards for our named executive officers and other key employees. All awards are made in accordance with the 2006 Plan and our internal policies, which set forth the timing of awards and the procedures for making awards. Generally, annual awards to executive officers and key employees are granted during the first open trading window of each year (usually during the third week of March) as described in the Company’s Securities Trading Policy adopted by the Board of Directors. We do not time the release of material non-public information for the purpose of affecting the values of executive compensation. Individual awards may be granted at other points during the year in the event of a promotion, employment or other unique event. The amounts awarded may vary from year to year and are based on certain factors, including Company performance, an analysis of Compensation Peer Group data, and the target value of long-term incentive compensation as a percentage of total compensation. For purposes of determining the number of options and restricted shares granted to meet compensation targets, we determine the value of stock options using the Black-Scholes methodology and we determine the value of restricted stock based on the fair market value of our stock on the date of the award. Previous awards, whether vested or unvested, and input from the Compensation Consultant may be considered by the Compensation Committee in establishing a current year’s awards.

For the year ended December 31, 2009, the Compensation Committee approved awards of stock options to our named executive officers (excluding Mr. Oviedo) and 37 of our key employees. Based upon a study of our Compensation Peer Group prepared by and in consultation with the Compensation Consultant, the Compensation Committee set the target value of the 2009 long-term incentives awarded to our Chief Executive Officer, our Chief Financial Officer and our two senior vice presidents at 100%, 70%, 50% and 50% of their respective annual base salaries. The Committee agreed that these compensation opportunities, in combination with cash compensation opportunities in the form of salary and annual cash bonus targets, result in a total direct compensation opportunity that is appropriate for a company of our size and sufficient to compete for executive talent in the markets in which we operate. However, because of the depressed fair market value of our common shares, the Black-Scholes value of stock options granted in 2009 was extraordinarily low, and using such value to determine the number of options to grant as we had in the past would have required an unsustainably large number of options to achieve our compensation targets. Rather than using a Black-Scholes value to determine the number of options to grant in 2009, the Compensation Committee elected to allocate a fraction of the available shares in the 2006 Plan such that there would be two to three more years’ worth of shares available for long term incentive awards. While the Black-Scholes value of the options granted is substantially below our target grant values (15% of salary for the CEO rather than the 100% target, for example), the Compensation Committee believes that the exercise price of the options granted represents a substantial opportunity for wealth accumulation contingent on the recovery of our share price.

All of the 2009 stock option awards to our key employees and 70% of the 2009 stock option awards to our named executive officers, excluding Mr. Oviedo, and one other officer were incentive stock options which vest ratably on an annual basis over a three-year period. The remaining 30% of the 2009 awards of stock options granted to our named executive officers, excluding Mr. Oviedo, and one other officer were non qualified stock options (“Performance Awards”) which vest ratably in three equal tranches, but the timing of vesting is contingent upon the Company’s achievement of three progressively higher performance levels (“Performance Targets”) for two performance measures, rather than vesting with the passage of time.

For the year ended December 31, 2008, the Compensation Committee approved awards of restricted stock to our named executive officers (excluding Mr. Oviedo) and 47 of our key employees. Based upon a study of our Compensation Peer Group prepared by and in consultation with the Compensation Consultant, the Compensation Committee set the value of the 2008 long-term incentives awarded to our Chief Executive Officer, our Chief Financial Officer and our two senior vice presidents at 105%, 75%, 55% and 55% of their respective annual base salaries. The Committee agreed that these compensation opportunities, in combination with cash compensation opportunities in the form of salary and annual cash bonus targets, result in a total direct compensation opportunity that is appropriate for a company of our size and sufficient to compete for and retain executive talent in the markets in which we operate.

The 2008 awards of restricted stock to our key employees and 40% of the 2008 awards of restricted stock to our named executive officers (excluding Mr. Oviedo) and two other officers vest ratably on an annual basis over a three-year period. The remaining 60% of the 2008 awards of restricted stock to our named executive officers (excluding Mr. Oviedo) and two other officers were Performance Awards. Stock options were not awarded in 2008 because: 1) the downward pressure on our stock price made their effectiveness as a retention and motivation tool questionable and 2) considering the Black-Scholes value of the options, the achievement of compensation targets through the award of stock options would have required the use of an unacceptably large number of shares from the reserves in the 2006 Plan.

Performance Targets for Performance Awards in 2008 and 2009 were set by the Compensation Committee based upon the results of the Company’s annual budgeting process. The Compensation Committee adopted three levels of Performance Targets for two performance measures: (i) production volumes for the trailing 12 months and (ii) net income (defined as net income adjusted for non-cash components of net income such as unrealized mark-to market gains or losses on hedging activities and stock based compensation expense) for the trailing 12 months. The 2008 Performance Awards must vest within five years while 2009 Performance Awards must vest within seven years, or they will be forfeited.

The 2008 and 2009 Performance Awards vest in three equal tranches, contingent upon the Company achieving the Performance Targets subsequent to the grant of the Performance Awards. The first tranche of Performance Awards vests upon our Compensation Committee determining, in its sole discretion, that the Company has achieved the first level of Performance Targets set for the two performance measures, but not sooner than one year from the grant date. The second tranche of Performance Awards vests upon our Compensation Committee determining that the Company has achieved the second level of Performance Targets set for the two performance measures. The third tranche of Performance Awards vests upon our Compensation Committee determining that the Company has achieved the third level of Performance Targets set for the two performance measures.

Vested stock options that are not exercised and Performance Awards that have not vested will terminate and be forfeited five years or seven years after the date of award as specified in each year’s award agreements. It is the intention of the Compensation Committee that the Performance Awards will fully vest over a three-year period assuming that the Company successfully executes its business plan during that period and achieves the Performance Targets during the three years following the date of grant. Many factors, however, are not finally determinable at the time of grant, including our level of capital spending, our results of operations, the level of natural gas prices and unforeseen circumstances that may arise in any given year, and make it difficult to determine at the time of grant whether or not the Performance Targets will be attained over a three-year period, if ever. The Compensation Committee believes that the targets it has set in connection with 2009 Performance Awards have created a significant challenge and that achievement of full vesting within three years of the grant date will be a significant accomplishment while achievement of full vesting within seven years of the grant date is probable.

The first tranche of the 2008 Performance Awards made to our named executive officers (excluding Mr. Oviedo) did not vest in 2009 and neither the first tranche of the 2008 Performance Awards nor the first tranche of the 2009 Performance Awards made to our named executive officers (excluding Mr. Oviedo) have vested in 2010 through the date hereof.

Retirement benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to employees are currently provided through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which eligible salaried employees may participate, including our five named executive officers. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation by up to 50%, up to the statutorily prescribed limit of $16,500 ($22,000 for employees age 50 and older) in calendar year 2009, and have the amount of any reduction contributed to the Savings Plan. We match 100% of each employee’s contributions to the Savings Plan, up to a maximum of 3% of eligible annual compensation and 50% of each employee’s contributions to the Savings Plan, above 3% up to a maximum of 5% of the employee’s eligible annual compensation (up to the combined statutory limit of $245,000 in 2009). Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code, so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. Executives participate in the Savings Plan on the same basis as other employees.

The Savings Plan does not provide our employees the option to invest directly in our securities. The Savings Plan offers in-service withdrawals in the form of after-tax account distributions and age 59 1/2 distributions. We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to attract and retain employees for critical positions within our organization.

Perquisites

During 2009, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer received the membership fees, club dues and assessments for a downtown Houston luncheon club. Our use of perquisites as an element of compensation is limited and is based on historical practices. We do not view perquisites as a significant element of our compensation structure. The compensation committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted. Total perquisites provided in 2009 were less than $10,000 for all of our named executive officers combined.

Corporate Change Arrangements

All awards granted under our 2006 Plan automatically accelerate and all restrictions lapse following a “corporate change” in the Company if, within a one-year period following the corporate change, (i) a participant voluntarily terminates his employment for good reason or (ii) a participant’s employment is terminated for any reason other than death, cause, or inability to perform services. A corporate change includes the dissolution or liquidation of the Company, the reorganization, merger or consolidation of the Company with a non-affiliated corporation, the sale of substantially all of our assets, or if there is a change in control of the Company. In the event of a corporate change, our named executive officers would be entitled to acceleration of awards that have intrinsic value of $256,037 as of December 31, 2009.

Employment Agreements

We provide, in accordance with the terms of their respective employment agreements, additional compensation to our Chief Executive Officer and Chief Financial Officer upon a termination of any such officer’s employment by the Company for reasons other than “Cause.” In the event of such termination, the terminated officer is to receive (i) 1.5 times his annual base salary, which amount is equal to $499,500 for our Chief Executive Officer and $396,900 for our Chief Financial Officer on December 31, 2009, plus (ii) his base salary, reimbursable expenses, and vacation that is accrued but unpaid through the termination date. In addition, such terminated officer shall also receive payment or reimbursement for any COBRA premiums paid or incurred by the officer for COBRA continuation coverage for himself and his eligible dependents for a period of 18 months following the end of the month of his termination, which coverage would cost $19,314 for each executive as of December 31, 2009. We believe that these payments are reasonable in that they provide a standard form of post-employment compensation to such officers to compensate such officers for the premature termination of their employment.

For purposes of these employment agreements, “Cause” is defined as any of the following: (A) Employee’s willful and continued or repeated failure, for a period of at least 30 calendar days following a written warning from the Board of Directors, to perform his duties, functions and responsibilities as may be reasonably assigned to him hereunder; (B) the Employee’s willful violation of any material rule, regulation or policy that may be established from time to time in the Company’s business; (C) the Employee’s unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while such controlled substances are present in the Employee’s body; or (D) the Employee’s conviction of or a plea of guilty or no contest to any crime involving an act of moral turpitude.

In connection with Mr. Oviedo’s appointment to the position of Vice President, Chief Accounting Officer and Controller, Mr. Oviedo and the Company entered into an “Employee Cash Bonus and Stock Award Retention Agreement”. Under the terms of the agreement, Mr. Oviedo received a cash payment of $300,000 on March 15, 2010 (the “Retention Date”) because he was employed as Vice President, Chief Accounting Officer and Controller on that date. In addition, Mr. Oviedo was awarded stock options and restricted stock in 2007, all of which vested on the Retention Date.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors, our named executive officers and our other officer. These agreements provide that we will, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Certificate of Incorporation, Bylaws and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) limits our ability to deduct, as an expense, compensation in excess of $1 million paid to our Chief Executive Officer and our other named executive officers unless certain specific and detailed criteria are satisfied. Qualifying performance-based compensation is not subject to the deduction limit if Internal Revenue Code requirements are met. We believe that it is desirable to structure compensation of our five named executive officers so that the compensation will be deductible, and we believe that stock options and performance-based restricted stock meets the requirements for tax deductibility under the Code. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code. In this regard, we consider the anticipated tax treatment to our Company and our executive officers in the review and establishment of compensation programs and payments.

In structuring equity-based awards and in determining the size of such awards, the Compensation Committee takes the FASB ASC Topic 718 accounting expense of such awards into consideration and is aware that although equity awards may be deductible for tax purposes by the Company, the accounting rules pursuant to FASB ASC Topic 718 require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Under Section 409A of the Internal Revenue Code, amounts deferred for an executive officer under a nonqualified deferred compensation plan may be included in gross income when vested and subject to a 20% or more additional federal tax, unless the plan complies with certain requirements related to the timing of deferral election and distribution decisions. During 2008 we engaged BDO Seidman to review all of our compensation plans and agreements to determine whether those plans meet the requirements of Section 409A. BDO Seidman determined that some modifications to existing agreements were required, and our Compensation Committee approved certain amendments to our employment agreements and our long-term incentive award agreements to comply with recently issued Section 409A final regulations.

Stock Ownership

We encourage, but do not require, stock ownership by our executive officers and directors, largely because our most senior officers are significant shareholders. We do not require our executive officers and directors to hold a substantial portion of their equity awards until they retire from service. Historically, most of our executive officers have received significant grants of shares of restricted stock and stock options, consistent with the objectives of our executive compensation program, providing them with meaningful equity ownership in the Company and allowing them to demonstrate their commitment as stockholders in the Company. We periodically review stock ownership by our executive officers and directors and believe that they generally maintain shares sufficiently significant in value to align their interests with those of our stockholders. If circumstances change, we will review whether stock ownership or holding requirements are appropriate.

Conclusion

We believe the compensation that we have provided to each of our named executive officers is reasonable and appropriate to facilitate the achievement of our operational objectives. We believe the compensation programs and policies that our Compensation Committee has designed effectively motivate our named executive officers on both a short-term and long-term basis to perform at a level necessary to achieve these objectives. The various elements of compensation combine to align the interests of our named executive officers with those of our stockholders in order to maximize stockholder wealth.

Compensation Committee Report

The Compensation Committee has reviewed, and discussed with the Company’s management, the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on these discussions and the Committee’s review of the Compensation Discussion and Analysis contained in this Form 10-K/A, the Compensation Committee recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in this Form 10-K/A.

Compensation Committee

Charles D. Haynes, Chairman
James C. Crain Stanley L. Graves

(The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed to be filed or incorporated by reference into any other filing of GeoMet, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that GeoMet, Inc. specifically incorporates the Report by reference therein.)

Summary Compensation Table for 2009

The table below sets forth information regarding 2009 compensation for our named executive officers:

Name and Principal/ Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation Earnings ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)
J. Darby Seré Chairman, President and CEO	2009 2008 2007	$ $ $	337,995 333,000 315,000	$ $	— 39,960 —	$ $ $	— 349,659 39,696	$ $ $	51,448 — 96,432	$ $ $	— 99,900 177,188	— — —	$ $ $	32,641 33,727 19,353	$ $ $	422,084 856,246 647,669

William C. Rankin Executive Vice President and Chief Financial Officer	2009 2008 2007	$ $ $	268,569 264,600 252,000	$ $	— 26,460 —	$ $ $	— 198,454 22,233	$ $ $	28,747 — 53,998	$ $ $	— 66,150 118,125	— — —	$ $ $	32,000 28,864 25,718	$ $ $	329,316 584,528 472,074

Philip G. Malone Senior Vice President, Exploration	2009 2008 2007	$ $ $	224,112 220,800 204,750	$ $	— 17,664 —	$ $ $	— 121,437 12,897	$ $ $	17,134 — 31,338	$ $ $	— 44,160 76,781	— — —	$ $ $	11,294 10,604 7,482	$ $ $	252,540 414,665 333,248

Brett S. Camp Senior Vice President, Operations	2009 2008 2007	$ $ $	224,112 220,800 204,750	$ $	— 17,664 —	$ $ $	— 121,437 12,897	$ $ $	17,134 — 31,338	$ $ $	— 44,160 76,781	— — —	$ $ $	13,521 11,672 7,005	$ $ $	254,767 415,733 332,771

Tony Oviedo(5) Vice President, Chief Accounting Officer and Controller	2009 2008	$ $	183,600 180,000	$ $	— 12,600	$ $	— —	$ $	— —	$ $	— 31,500	— —	$ $	13,876 12,895	$ $	197,476 236,995

(1)	The named executive officers were paid additional bonuses equal to 20% of their target percentage of annual base salary, respectively, in recognition of individual contributions during calendar year 2008.
(2)	Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 9—Stockholder’s Equity” to the consolidated audited financial statements included in the annual report on Form 10-K for the year ended December 31, 2009. See the “Grants of Plan-Based Awards Table” for information on awards made in 2009. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.
(3)	Represents annual performance bonuses paid in March of the year following the end of the fiscal year in which performance was measured. Although approval by the Compensation Committee has been deferred until after the Company closes its proposed additional financing, bonuses for 2009 would be equal to 50% of the named executive officer’s bonus target percentage of annual base salary based on the pre-established financial, production and proved reserves performance objectives for that year under non-equity incentives established by our Compensation Committee. Actual payment of 2009 bonuses will be reported on Form 8-K if such payment is approved. For details regarding the payment of 2009 performance bonuses, see “Elements of Compensation—Annual cash incentives” above. Bonuses for 2008 were equal to 50% of the named executive officer’s bonus target percentage of annual base salary based on the pre-established financial, production and proved reserves performance objectives for that year under non-equity incentives established by our Compensation Committee. Bonuses for 2007 were equal to 93.75% of the named executive officer’s bonus target percentage of annual base salary based on the pre-established financial, production and proved reserves performance objectives for that year under non-equity incentives established by our Compensation Committee.

(4)	All other compensation during 2009 includes:

Name	401(k) Matching	Group Life Insurance	Club Membership	Parking	Unused Vacation	Auto	Total
J. Darby Seré	$9,800	$2,471	$2,560	$1,800	$16,010	$—	$32,641
William C. Rankin	$9,800	$1,875	$2,751	$1,800	$15,774	$—	$32,000
Philip G. Malone	$9,800	$1,494	$—	$—	$—	$—	$11,294
Brett S. Camp	$9,800	$540	$—	$—	$—	$3,181	$13,521
Tony Oviedo	$9,800	$804	$1,775	$1,497	$—	$—	$13,876

(5)	The Board of Directors appointed Tony Oviedo Vice President, Chief Accounting Officer and Controller effective November 9, 2007. Mr. Oviedo, however, was not determined to be a named executive officer for the 2007 fiscal year. As such, only his 2008 and 2009 compensation is presented herein.

Grants of Plan-Based Awards in 2009

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2009.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock(#) (1)	All Other Option	Exercise or Base	Grant Date Fair Value
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J. Darby Seré	3/24/09	—	—	—	—	—	—	—	155,904	—	$51,448
		49,950	199,800	349,650	—	—	—	—	—	—	—
William C. Rankin	3/24/09	—	—	—	—	—	—	`—	86,718	—	$28,747
		33,000	132,000	231,000	—	—	—	—	—	—	—
Philip G. Malone	3/24/09	—	—	—	—	—	—	—	51,687	—	$17,134
		22,080	88,320	154,560	—	—	—	—	—	—	—
Brett S. Camp	3/24/09	—	—	—	—	—	—	—	51,687	—	$17,134
		22,080	88,320	154,560	—	—	—	—	—	—	—
Tony Oviedo	—	—	—	—	—	—	—	—	—	—	—
		18,000	72,000	126,000	—	—	—	—	—	—	—

(1)	Non-qualified options granted to named executive officers in 2009 will vest to the extent that performance measures are achieved as discussed above in “Elements of Compensation—Long-term incentives”.

Outstanding Equity Awards at December 31, 2009

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2009.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)— Exercisable(1)	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)		Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)(3)
J. Darby Seré	53,320 106,660 213,320 106,660 24,339 41,310 —	— — — — 8,114 13,771 109,134	— — — — 16,228 27,542 46,770	$ $ $ $ $ $ $	2.50 2.50 2.50 2.50 13.00 8.30 0.72	12/7/10 5/19/13 9/22/13 4/27/14 4/18/13 9/20/14 3/24/16
							14,546	$21,237	40,866	$59,664

William C. Rankin	186,680 93,340 186,680 93,340 13,632 23,133 —	— — — — 4,544 7,711 60,702	— — — — 9,088 15,422 26,016	$ $ $ $ $ $ $	2.50 2.50 2.50 2.50 13.00 8.30 0.72	12/7/10 5/19/13 9/22/13 4/27/14 4/18/13 9/20/14 3/24/16
							8,256	$12,054	23,134	$33,776

Philip G. Malone	7,911 13,425 —	2,637 4,475 36,180	5,274 8,950 15,507	$ $ $	13.00 8.30 0.72	4/18/13 9/20/14 3/24/16
							5,052	$7,376	14,011	$20,456

Brett S. Camp	7,911 13,425 —	2,637 4,475 36,180	5,274 8,950 15,507	$ $ $	13.00 8.30 0.72	4/18/13 9/20/14 3/24/16
							5,052	$7,376	14,011	$20,456

Tony Oviedo	2,704 —	1,352 60,000	— —	$ $	13.00 5.04	4/18/13 11/20/14
							26,000	$37,960	—	—

(1)	Represents incentive stock options, and in Mr. Seré’s case, incentive stock options and 6,429 non-qualified stock options, that vest ratably over a three-year period.
(2)	Represents non-qualified stock options that vest in three tranches upon the achievement of certain performance targets by the Company.
(3)	Based on the $1.46 per share closing price of the Company’s common stock on the NASDAQ Global Market on December 31, 2009.

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers and restricted stock awards to our named executive officers that vested in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Darby Seré	—	—	7,273	$4,727
William C. Rankin	—	—	4,128	$2,683
Philip G. Malone	—	—	2,526	$1,642
Brett S. Camp	—	—	2,526	$1,642
Tony Oviedo	—	—	11,187	$14,484

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, each named executive officer may be entitled to compensation in the event his employment terminates. The amount of the compensation is contingent upon a number of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to the named executive officers have been described in this document, and the table below quantifies the amount that would become payable to each named executive officer as a result of his termination of employment. The amounts shown assume that such termination was effective on December 31, 2009 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of the officer’s termination of employment.

Awards of stock options and restricted stock under the 2006 Long-Term Incentive Plan prescribe the treatment of those awards under certain events including termination for “Cause” and termination following or in connection with a “Corporate Change”. For purposes of those awards, “Cause” is defined as a finding by the Compensation Committee of acts or omissions constituting, (a) a breach of duty by the executive in the course of his employment or service involving fraud, acts of dishonesty (other than inadvertent acts or omissions), disloyalty to the Company, or moral turpitude constituting criminal felony; (b) conduct by the executive that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or the executive to such an extent that the Company’s best interests reasonably require the termination of the executive’s employment or service; (c) acts or omissions of the executive materially in violation of his obligations under any written employment or other agreement between the executive and the Company or at law; (d) the executive’s failure to comply with or enforce Company policies concerning equal employment opportunity, including engaging in sexually or otherwise harassing conduct; (e) the executive’s repeated insubordination; (f) the executive’s failure to comply with or enforce, in any material respect, all other personnel policies of the Company; (g) the executive’s failure to devote his full (or other required) working time and best efforts to the performance of his responsibilities to the Company; or (h) the executive’s conviction of, or entry of a plea agreement or consent decree or similar arrangement with respect to a felony or any violation of federal or state securities laws.

The 2006 Long-Term Incentive Plan defines a “Corporate Change” as (a) the dissolution or liquidation of the Company; (b) a reorganization, merger or consolidation of the Company with one or more corporations (other than a merger or consolidation effecting a reincorporation of the Company in another state or any other merger or consolidation in which the stockholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Company and their proportionate interests therein immediately prior to the merger or consolidation) (collectively, a “Corporate Change Merger”); (c) the sale of all or substantially all of the assets of the Company; or (d) the occurrence of a Change in Control. Notwithstanding the foregoing, “Corporate Change” shall not any public offering of equity of the Company pursuant to a registration statement that is effective under the Securities Act. A “Change in Control” shall be deemed to have occurred if (a) individuals who were directors of the Company immediately prior to a Control Transaction shall cease, within two years of such Control Transaction to constitute a majority of the Board (or of the Board of Directors of any successor to the Company or to a company which has acquired all or substantially all its assets) other than by reason of an increase in the size of the membership of the applicable Board that is approved by at least a majority of the individuals who were directors of the Company immediately prior to such Control Transaction or (b) any entity, person or Group acquires shares of the Company in a transaction or series of transactions that result in such entity, person or Group directly or indirectly owning beneficially 50% or more of the outstanding shares of common stock. As used herein, “Control Transaction” means (a) any tender offer for or acquisition of capital stock of the Company pursuant to which any person, entity, or Group directly or indirectly acquires beneficial ownership of 20% or more of the outstanding shares of common stock; (b) any Corporate Change Merger of the Company; (c) any contested election of directors of the Company; or (d) any combination of the foregoing, any one of which results in a change in voting power sufficient to elect a majority of the Board. As used herein, “Group” means persons who act “in concert” as described in Sections 13(d)(3) and/or 14(d)(2) of the Exchange Act.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR

A CHANGE IN CONTROL

Name and Triggering Event(1)	Cash Severance Payment(2)	Welfare and Similar Benefits(3)	Stock Awards(4)	Option Awards(5)	Total
J. Darby Sere’
Death	—	$37,487	—	—	$37,487
Disability	—	$37,487	—	—	$37,487
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$499,500	$37,487	—	—	$536,987
Good reason termination	$499,500	$37,487	—	—	$536,987
Upon a CIC	—	—	$80,902	$115,369	$196,270
After a CIC:
Voluntary termination or termination with cause	—	—	—		—
Involuntary termination without cause	$499,500	$37,487	—		$536,987
Good reason termination	$499,500	$37,487	—		$536,987

William C. Rankin
Death	—	$34,337	—	—	$34,337
Disability	—	$34,337	—	—	$34,337
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$396,900	$34,337	—	—	$431,237
Good reason termination	$396,900	$34,337			$431,237
Upon a CIC	—	—	$45,829	$64,171	$110,001
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$396,900	$34,337	—		$431,237
Good reason termination	$396,900	$34,337	—		$431,237

Philip G. Malone
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—
Upon a CIC	—	—	$27,832	$38,248	$66,080
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—

Brett S. Camp
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—
Upon a CIC	—	—	$27,832	$38,248	$66,080
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—

Tony Oviedo
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—
Upon a CIC	—	—	$51,373	—	$51,373
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$300,000	$12,876	—	—	$312,876
Good reason termination	$300,000	$12,876	—	—	$312,876

(1)	Amounts in the table represent obligations of the Company under agreements currently in place and valued as of December 31, 2009.
(2)	Amounts listed under “cash severance payment” are payable under the terms certain named executive officers’ employment or retention agreements.
(3)	Amounts under “Welfare and Similar Benefits” include accrued vacation and the amount that would be paid to each named executive officer whose employment agreement provides for continued medical insurance for a period of time.
(4)	The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded restricted stock as a result of a Corporate Change event.
(5)	The number of shares of common stock underlying options for which vesting is accelerated upon a Corporate Change event for Messrs. Seré, Rankin, Malone, Camp and Oviedo were 221,559, 123,483, 73,023, 73,023 and 61,352, respectively.

The amounts shown above with respect to outstanding Company stock option and restricted stock awards were calculated based on a variety of assumptions, including the following: (a) a Corporate Change event occurred on December 31, 2009; (b) a stock price of the Company’s common stock equal to $1.46, which was the closing price of the Company’s shares on December 31, 2009; and (c) upon a Corporate Change, all unvested stock options and restricted stock vest, including those with vesting provisions tied to performance measures which vest as if target performance was achieved.

2009 Director Compensation

Compensation of independent directors is determined by the Board of Directors based upon recommendations prepared by the Compensation Committee. In 2009, each independent, non-employee director was paid an annual retainer of $60,000 and received $1,500 for each board meeting and $1,000 for each Committee meeting attended in person. Attendance by phone earned a fee of $200 per hour. The Chair of the Audit Committee is paid an annual retainer of $10,000 while the Chairs of the Nominating, Corporate Governance and Ethics Committee and the Compensation Committee receive an annual retainer of $5,000. All directors are reimbursed for reasonable expenses incurred in connection with their service on our Board.

In January, 2009, after reviewing a study of compensation practices of the Compensation Peer Group prepared by the Compensation Consultant, the Board of Directors voted to pay one-half of the annual retainer, or $30,000, in the form of common stock valued at the closing price per share on the NASDAQ Global Market on March 24, 2009.

In August 2009, the Board of Directors discussed the need for additional financing for the Company and the potential that an affiliate of Yorktown Energy Partners IV, L.P. (“Yorktown”), the Company’s controlling stockholder, might be willing to participate in providing at least a portion of such additional financing. On August 18, 2009 the Board of Directors, in view of the conflicts of interest that may arise with respect to a potential financing transaction with one or more affiliates of Yorktown, and in an effort to ensure that the Company and its stockholders are adequately represented in the review and evaluation of the terms and provisions of any potential financing transaction, appointed a special committee of two independent directors with no affiliation with Yorktown (the “Special Committee”) to represent the interests of the Company and its stockholders in: (1) reviewing and evaluating the terms and provisions of any potential financing transaction, (2) responding to and, if deemed appropriate by the Special Committee, negotiating the terms and conditions of the potential financing transaction, (3) recommending the approval or disapproval (in the Special Committee’s sole discretion) of the terms and provisions of any potential financing transaction to the Board of Directors, and (4) taking such other action with respect to any potential financing transaction as may be necessary. Stanley L. Graves and Charles D. Haynes were appointed to the Special Committee with Mr. Graves being named chairman of the Special Committee. Messrs. Graves and Haynes received retainers of $30,000 and $25,000, respectively, and meeting fees of $5,060 and $4,500, respectively, in 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Hord Armstrong, III	$57,000	$30,000	—	—	—	—	$87,000
James C. Crain	$43,500	$30,000	—	—	—	—	$73,500
Stanley L. Graves	$80,960	$30,000	—	—	—	—	$110,960
Charles D. Haynes	$76,400	$30,000	—	—	—	—	$106,400
W. Howard Keenan, Jr.(1)	—	—	—	—	—	—	—

(1)	Mr. Keenan does not receive any compensation for serving as a director. Mr. Keenan is a member and a manager of the general partner of Yorktown Energy Partners IV, L.P., our controlling stockholder, and may be deemed to beneficially own the shares held by Yorktown. Mr. Keenan is not deemed to be “independent” under the current rules of the listing standards of NASDAQ and SEC rules and regulations.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” under the current rules of the listing standards of NASDAQ and SEC rules and regulations. None of the members of the Compensation Committee during fiscal 2009 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which any one of our executive officers is a director. The Compensation Committee is responsible for establishing and administering our executive compensation policies. Members of our Compensation Committee do not have any interlocks with other companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

The following table sets forth, as of March 1, 2010, the beneficial ownership of common stock of the Company (the only equity securities of the Company presently outstanding) by (i) each director and nominee for director of the Company, (ii) the named executive officers listed in the Summary Compensation Table elsewhere in this Form 10-K/A, (iii) all directors and executive officers of the Company as a group and (iv) each person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock.

Unless otherwise indicated in the footnotes to this table each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Class(2)
Yorktown Energy Partners IV, L.P. 410 Park Avenue New York, New York 10022	14,187,072		36.0%
W. Howard Keenan, Jr. 410 Park Avenue New York, New York 10022	14,279,732	(3)	36.2%
T. Rowe Price 100 East Pratt Street Baltimore, Maryland 21202	4,694,343	(4)	11.9%
Central Securities Corporation 630 Fifth Avenue New York, New York 10111	2,000,000	(6)	5.1%
Robeco Investment Management, Inc. 909 Third Avenue, 32nd Floor New York, NY 10022	1,687,100	(5)	4.3%
J. Darby Seré 909 Fannin, Suite 1850 Houston, Texas 77010	1,648,615	(7)	4.1%
William C. Rankin 909 Fannin, Suite 1850 Houston, Texas 77010	1,261,131	(8)	3.1%
Philip G. Malone 5336 Stadium Trace Parkway, Suite 206 Birmingham, Alabama 35244	986,847	(9)	2.5%
Brett S. Camp 5336 Stadium Trace Parkway, Suite 206 Birmingham, Alabama 35244	950,787	(10)	2.4%
Tony Oviedo 909 Fannin, Suite 1850 Houston, Texas 77010	99,243	(11)	0.3%
J. Hord Armstrong, III 909 Fannin, Suite 1850 Houston, Texas 77010	68,177	(12)	0.2%
Stanley L. Graves 909 Fannin, Suite 1850 Houston, Texas 77010	59,347	(14)	0.2%
James C. Crain 909 Fannin, Suite 1850 Houston, Texas 77010	58,347	(13)	0.2%
Charles D. Haynes 909 Fannin, Suite 1850 Houston, Texas 77010	53,347	(15)	0.1%
All executive officers and directors as a group (ten persons)	19,465,573		47.7%

*	Less than 0.1%.
(1)

Unless otherwise indicated, all shares of stock are held directly with sole voting and investment power. Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing percentage of the class owned by any other person. The total number includes shares issued and outstanding as of March 1, 2010, plus shares which the owner shown above has the right to acquire within 60 days of that date.
(2)	For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days of March 1, 2010, pursuant to the exercise of outstanding stock options and warrants.
(3)	Includes 14,187,072 shares of common stock owned by Yorktown Energy Partners IV, L.P. W. Howard Keenan, Jr. is a member and a manager of the general partner of Yorktown Energy Partners IV, L.P. Mr. Keenan disclaims beneficial ownership of all shares held by Yorktown Energy Partners IV, L.P., except to the extent of his pecuniary interest therein.
(4)	Represents shares owned at December 31, 2009 based on information obtained in a Schedule 13G filed on February 12, 2010 with the Securities and Exchange Commission.
(5)	Represents shares owned at December 31, 2009 based on information obtained in a Schedule 13G filed on February 9, 2010 with the Securities and Exchange Commission.
(6)	Represents shares owned at December 31, 2009 based on information obtained in a Schedule 13F filed on February 12, 2010 with the Securities and Exchange Commission.
(7)	Includes options to purchase up to 603,872 shares of common stock, 97,236 shares of common stock that are held in a charitable family foundation of which Mr. Seré shares dispositive power and voting control, 207,526 shares that are held jointly with Mr. Seré’s wife for which Mr. Seré shares dispositive power and voting control, 256,231 shares of common stock that are held in a limited partnership under the control of Mr. Seré and for which he holds voting control and dispositive power, 187,500 shares held by a trust whose beneficiaries are Mr. Seré’s children and for which Mr. Seré serves as the trustee and holds voting control and dispositive power, 1,997 shares that are held by a corporation that Mr. Seré controls and for which he holds voting control and dispositive power and 187,500 shares held by a trust whose beneficiaries are Mr. Seré’s children and for which Mr. Seré’s wife serves as trustee for which Mr. Seré disclaims voting control and dispositive power.
(8)	Includes options to purchase up to 629,294 shares of common stock, 1,216 shares of common stock that are held by a limited liability company wholly-owned by Mr. Rankin and for which he holds voting control and dispositive power, 162,350 shares of common stock held by a grantor retained annuity trust for which he holds voting and dispositive power, and 212,325 shares of common stock that are held in a limited partnership under the control of Mr. Rankin, and for which he holds voting and dispositive power.
(9)	Includes options to purchase up to 40,508 shares of common stock and 443,684 shares of common stock held by the spouse of Philip G. Malone.
(10)	Includes options to purchase up to 40,508 shares of common stock and 443,684 shares of common stock held by the spouse of Brett S. Camp.
(11)	Includes options to purchase up to 64,056 shares of common stock.
(12)	Includes options to purchase up to 2,000 shares of common stock.
(13)	Includes 1,500 shares that are held in a family trust of which Mr. Crain is the trustee and has dispositive power and voting control and options to purchase up to 2,000 shares of common stock.
(14)	Includes 5,000 shares held in an SEP account in the name of Mr. Graves and options to purchase up to 2,000 shares of common stock.
(15)	Includes 100 shares held by Mr. Haynes’ spouse and options to purchase up to 2,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On March 29, 2010, we executed a commitment letters with NGP Capital Resources Company (“NGPC”) and North Shore Energy, LLC (“North Shore”), an affiliate of our largest stockholder, whereby NGPC and North Shore have agreed to the preliminary terms of a commitment to purchase up to $20 million each ($40 million in the aggregate) of the Company’s convertible preferred stock in the event that a proposed rights offering of the convertible preferred stock is not fully subscribed by our common stockholders. The Board of Directors approved the execution of the commitment letters from NGPC and North Shore after its receipt of a recommendation to do so by the Special Committee. The Special Committee retained the services of independent legal counsel and a financial advisor in evaluating and formulating its recommendation to our Board of Directors. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” included in our annual report on Form 10-K for the year ended December 31, 2009 for a more detailed description of this proposed transaction.

Yorktown Energy Partners VIII, L.P., which is a partnership managed by Yorktown Partners LLC and organized to make direct investments in the energy industry on behalf of certain institutional investors, is the controlling shareholder of North Shore. Our largest shareholder, Yorktown Energy Partners IV, L.P., is also managed by Yorktown Partners LLC. One of our directors, W. Howard Keenan, Jr., is a member and a manager of Yorktown Partners LLC. Mr. Keenan disclaims beneficial ownership of all shares held by Yorktown Energy Partners IV, L.P., except to the extent of his pecuniary interest therein, and we expect Mr. Keenan to disclaim ownership of any shares of the Company’s capital stock acquired by North Shore pursuant to the proposed transaction.

As set forth in our Audit Committee Charter, a current copy of which is available on our website at http://www.geometinc.com, any related party transaction that is required to be disclosed pursuant to SEC regulations must be reviewed and approved by our Audit Committee. All of our employees, including our executive officers and directors, are subject to our Code of Business Conduct and Ethics, which is also available on our website. Our Code of Business Conduct and Ethics sets forth policy guidelines aimed at preventing any conflicts of interest with our company. Our Code of Business Conduct and Ethics further imposes prohibitions and duties designed to prevent employees, officers and directors from taking personal advantage of corporate opportunities. Any exceptions to these policies require management and the Board of Directors to be fully informed and to determine that any undertaking is consistent with the Company’s business objectives.

Director Independence

The Board has determined that each of the following directors and director nominees is “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ:

•	J. Hord Armstrong, III

•	James C. Crain

•	Stanley L. Graves

•	Charles D. Haynes

The Board has determined that each of the current members of the Audit Committee, the Nominating, Corporate Governance and Ethics Committee and the Compensation Committees of the Board of Directors is “independent” within the rules set forth in the listing standards of NASDAQ.

The Board has also determined that each of J. Darby Seré, Chairman, President and Chief Executive Officer of the Company, Philip G. Malone, Senior Vice President—Exploration, and W. Howard Keenan, Jr., a current director of the Company, is not “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ. The Board has determined that not all of the current members of the Executive Committee are “independent” within the rules set forth in the listing standards of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2009 and 2008, the Audit Committee retained Deloitte & Touche LLP to provide services to us in the following categories and amounts.

Audit Fees

The aggregate fees paid or to be paid to Deloitte & Touche LLP for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the audit of the consolidated financial statements included in the annual report on Form 10-K for the fiscal years ended December 31, 2009 and 2008 were $651,000 and $964,000, respectively.

All Other Fees

There were no fees paid or to be paid to Deloitte & Touche LLP for other services for the fiscal years ended December 31, 2009 and 2008.

Pre-Approval Policies

Under the terms of its charter, our Audit Committee is required to pre-approve all the services provided by, and fees and compensation paid to, the independent registered public accounting firm for both audit and permitted non-audit services. When it is proposed that the independent registered public accounting firm provide additional services for which advance approval is required, the Audit Committee may delegate authority to one or more designated members of the Audit Committee, when appropriate, with the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions are presented to the full Audit Committee at its next scheduled meeting. The pre-approval process includes assessing whether the services being provided maintain compliance with the SEC’s rules on auditor independence.

All audit-related services, tax services and other services for fiscal 2009 and 2008 set forth above were pre-approved by the Audit Committee, which determined that such services would not impair the independence of our auditor and are consistent with the SEC’s rules on auditor independence.

PART IV

ITEM 15. EXHIBITS

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description
31.1(b)	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(b)	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOMET, INC.

Date: April 30, 2010	By:	/S/ J. DARBY SERÉ
J. Darby Seré President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ WILLIAM C. RANKIN
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/S/ TONY OVIEDO
Tony Oviedo Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)