Form 10-K/A
period 2011-12-31
GeoMet, Inc.
filed 2012-04-30
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-32960

GeoMet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0662382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

909 Fannin, Suite 1850

Houston, Texas 77010

(Address of principal executive offices, including zip code)

(713) 659-3855

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share Preferred stock, par value $0.001 per share	NASDAQ Global Market NASDAQ Global Market

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates (based upon the closing sales price of $1.18 on the NASDAQ Global Market on June 30, 2011), the last business day of registrant’s most recently completed second fiscal quarter was approximately $27.4 million.

As of April 2, 2012, 40,072,491 shares and 4,838,181 shares, respectively, of the registrant’s common stock and preferred stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 30, 2012, GeoMet, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission. The Company is amending its Annual Report on Form 10-K to provide the information required by Part III of Form 10-K. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the name, age, and office of each of our directors and executive officers at December 31, 2011.  There are no family relationships between any director or executive officer and any other director or executive officer.

Name	Age	Position
J. Darby Seré	64	Chairman of the Board, President and Chief Executive Officer

William C. Rankin	62	Executive Vice President and Chief Financial Officer

Philip G. Malone	63	Senior Vice President—Exploration and Director

Brett S. Camp	53	Senior Vice President—Operations

Tony Oviedo	58	Vice President, Chief Accounting Officer and Controller

James C. Crain	63	Director

Robert E. Creager	63	Director

Stanley L. Graves	67	Director

Charles D. Haynes	72	Director

W. Howard Keenan, Jr.	61	Director

Michael Y. McGovern	61	Director

Gary S. Weber	60	Director

Biographies of Directors and Executive Officers

J. Darby Seré has served as a Director, President and Chief Executive Officer of GeoMet, Inc. since December 2000. Mr. Seré was elected Chairman of the Board in January 2006. Mr. Seré has over 38 years of experience in the oil and gas business, including 19 years as Chief Executive Officer of two other publicly held exploration and production companies. Mr. Seré served as President, Chief Executive Officer, and a Director of Bellwether Exploration Company from 1988 to 1999, where he also served as Chairman of the Board from 1997 to 1999, and was a co-founder and President, Chief Executive Officer and Director of Bayou Resources, Inc. from 1982 to 1987. Mr. Seré was Manager of Acquisitions, Vice President—Acquisitions and Engineering and Executive Vice

President of Howell Corporation / Howell Petroleum Corporation from 1977 to 1981. Mr. Seré began his career as a staff reservoir engineer for Chevron Oil Co. in 1970. Mr. Seré holds a Bachelors degree in Petroleum Engineering from Louisiana State University and a M.B.A. degree from Harvard University. The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Seré’s contributions to the Board, determined that his role as the Company’s President and Chief Executive Officer, his experience in the coalbed methane industry and his many years of experience with oil and natural gas exploration and production companies provide significant contributions to our Board. Mr. Seré resigned as a director and as our Chief Executive Officer on April 30, 2012.

William C. Rankin has served as Executive Vice President and Chief Financial Officer of GeoMet, Inc. since 2000. Mr. Rankin has 39 years experience as an accountant and financial manager, including 33 years as a financial officer with publicly and privately owned energy companies. He began his career as an auditor with Deloitte & Touche from 1971-1975. He served as Director of Internal Audit of Kerr-McGee Corporation from 1975-1977, Controller of Cotton Petroleum Corporation from 1977-1980 and Executive Vice President and Chief Financial Officer for Cayman Resources Corporation from 1980-1985. Mr. Rankin joined Hadson Corporation in 1985 as Vice President and Controller, became Vice President and Treasurer in 1988 and last served as Sr. Vice President and Chief Financial Officer of Hadson Energy Resources Corporation from 1989-1993. In 1994 he became Sr. Vice President and Chief Financial Officer of Contour Energy Company (and its predecessors) where he served until 1997. In 1997, he became Sr. Vice President and Chief Financial Officer of Bellwether Exploration Company. Mr. Rankin is a Certified Public Accountant and holds a Bachelors degree in Accounting from the University of Arkansas. Mr. Rankin was appointed our Chief Executive Officer as of April 30, 2012 and was also appointed to our Board of Directors.

Philip G. Malone served as our Senior Vice President - Exploration from January 2006 to December 2011and has served in executive positions with us since he participated in founding the Company in 1985. He continues to serve as an advisor to senior management and as Manager of Geology. Mr. Malone has been a member of our Board of Directors since 2005. He has over 35 years experience as a professional geologist, one year at the Geological Survey of Alabama, ten years at USX Corporation and the remainder at GeoMet. From 1976 to 1985 he was a geologist with USX Corporation and served as chief geologist for the last three years of his tenure with responsibility for supervising exploration and development work related to coal and coalbed methane for USX Southern District. Mr. Malone has authored and co-authored numerous technical papers and is a recognized speaker worldwide on coalbed methane topics. Mr. Malone holds a Bachelors degree in Geology from the University of Alabama. In reviewing and assessing Mr. Malone’s contributions to our Board, the Nominating, Corporate Governance and Ethics Committee determined that his extensive background in geology and his operational and management experience, particularly in the area of coal and coalbed methane industries, brings strong, industry-specific, experience to our Board.

Brett S. Camp, founder of GeoMet, has been our Vice President - Operations since 2000. Mr. Camp has 29 years experience as a professional geologist; four years at USX Corporation and 25 years at GeoMet. Mr. Camp holds a Bachelors degree in Geology from Eastern Illinois University. Mr Camp has over 16 years experience managing CBM development properties.

Tony Oviedo was the financial reporting manager for GeoMet from March 2006 through October 2007 and has served as the Vice President, Chief Accounting Officer and Controller from that date forward. Mr. Oviedo has over 26 years of energy experience with both private and public companies. Prior to joining GeoMet, he was Compliance Director at Resolution Performance Products, LLC and held positions as Chief Accounting Officer, Controller, and Director of Financial Reporting with various companies in the oil and gas industry.  Mr. Oviedo is a certified public accountant and holds a Bachelors degree in Business Administration with a concentration in accounting and tax from the University of Houston. Mr. Oviedo was appointed Senior Vice President and our Chief Financial Officer as of April 30, 2012 and will continue to serve as our Chief Accounting Officer.

James C. Crain has been involved in the energy industry for over 36 years, both as an attorney and as an executive officer. Mr. Crain currently serves on the boards of directors of Crosstex Energy, Inc. and Approach Resources, Inc. Since 1997, Mr. Crain has acted as a general partner of Valmora Partners, L.P., which invests in various oil and gas businesses, among other things. In addition, since 1984 Mr. Crain has held officer positions with Marsh Operating Company, an investment management firm focusing on energy investments, including his current position, President, which he has held since 1989. Prior to joining Marsh in 1984, Mr. Crain was a Partner in the law firm of Jenkens & Gilchrist. Mr. Crain holds a Bachelors degree in Accounting, a Masters of Professional Accounting in Taxation and a Juris Doctorate, all from the University of Texas at Austin. The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Crain’s background and prior contributions to the Board, determined that his extensive legal, investment and transactional experience, particularly within the oil and natural gas exploration and production industry, provides significant contributions to our Board.

Robert E. Creager has over 38 years of public accounting and industry experience. Until his retirement in 2009, Mr. Creager served in positions of increasing responsibility with PricewaterhouseCoopers LLP, starting as an Audit Senior Manager in 1980, being named an Audit Partner in 1982 and serving as the Audit Practice Leader of the Houston office from 2001 to 2007. Mr. Creager served as Chief Accounting Officer of Security Savings from 1978 to 1980. Mr. Creager began his career with KPMG in 1971, serving progressively as an Audit Associate, Audit Senior and Audit Manager until 1978. Mr. Creager holds a Bachelors Degree in Accounting from the University of Maryland. The Nominating, Corporate Governance and Ethics Committee determined that Mr. Creager’s extensive experience in public accounting brings a strong financial management background to our Board and that Mr. Creager is particularly well-suited to serve as Chairman of the Board’s Audit Committee.

Stanley L. Graves has over 38 years of experience in the oil and gas business and currently serves as President of Graco Resources, Inc., a coal and energy consulting firm. He served as Chairman of the Board of Graves Service Company, Inc. from 1990 until it was sold in 2006. From 1997 to 2002, Mr. Graves was the President of U.S. Clay, L.P., which mined and processed bentonite. Prior to his time at U.S. Clay, L.P., Mr. Graves served as Vice President - Business Development for Ultimate Abrasive Systems, Inc., as President of Eldridge Gathering System Inc., and as Vice President of Energen Corp., a large coalbed methane producer in Alabama. Mr. Graves holds a Bachelors degree in Engineering from Auburn University. The Nominating, Corporate Governance and Ethics Committee determined that Mr. Graves’ background in the coalbed methane industry, combined with his executive management experience with coalbed methane, mining and midstream companies, provides our Board with considerable knowledge and understanding of strategic and operational matters.

Charles D. Haynes has over 49 years in the energy profession as a consultant, academic, researcher, and executive. He is a licensed professional engineer in Alabama and served on the Alabama Board of Licensure for Engineers and Land Surveyors from 2002 to 2007. He retired from The University of Alabama in May 2005, having held faculty and administrative positions since 1991. From 1977 to 1990 he was a senior executive officer and director of Belden & Blake Corporation, an oil and gas drilling and exploration company. He holds Bachelors, Masters, and Doctorate degrees from The University of Alabama, Pennsylvania State University, and the University of Texas, respectively, in mining and petroleum engineering. He is a Legion of Honor and Distinguished Member of the Society of Petroleum Engineers. The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Haynes’ extensive background in the oil and natural gas industry, particularly as a petroleum engineer and as an industry executive, and prior contributions to the Board, determined that he provides our Board with a valuable technical and management background and an important historical perspective on our industry.

W. Howard Keenan, Jr. has over thirty years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private equity investment manager focused on the energy industry. Mr. Keenan currently serves on the Board of Directors of Concho Resources, Inc. and Antero Resources Corp. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read, & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. He is serving or has served as a director of multiple Yorktown Partners portfolio companies that are privately-held. Mr. Keenan has an A.B. degree cum laude from Harvard College and a M.B.A. degree from Harvard University. The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Keenan’s experience and prior contributions to the Board, determined that his experience in energy finance and as a director of other exploration and production companies, brings a considerable financial and strategic background to our Board.

Michael Y. McGovern has over 31 years of experience in the oil and gas business and currently serves as the Chairman and Chief Executive Officer of Sherwood Energy, LLC and Executive Advisor to Cadent Energy Partners. Mr. McGovern also currently serves on the boards of directors of Vermillion Bay Exploration, Inc., WestFire, Inc., Array Holdings, Inc. and Cactus Wellhead, LLC. Mr. McGovern served as the Chief Executive Officer of Pioneer Companies from 2002 to 2007, two years of which he also served as the Chairman. Mr. McGovern served as the President and Chief Executive Officer of Coho Energy, Inc. from 2000 to 2002. Mr. McGovern holds a Bachelor of Science degree in Business from Centenary College. The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. McGovern’s extensive background in the oil and natural gas industry, particularly as an industry executive, determined that he provides our Board with a valuable management background for the execution of the Company’s strategy. Mr. McGovern was nominated pursuant to an agreement with Sherwood Energy LLC. The agreement was entered into in connection with Sherwood’s acquisition of preferred stock and requires that we nominate Mr. McGovern if so instructed by Sherwood. Mr. McGovern was appointed as our Chairman of the Board as of April 30, 2012.

Gary S. Weber has over 36 years of experience in the oil and gas business. Mr. Weber served as the Vice President - Engineering and Acquisitions of SG Interests from 1994 until his retirement in 2005. Mr. Weber served as the Exploration Manager of IP Petroleum from 1987 to 1994. Mr. Weber served as the Vice President - Exploration of Henry Petroleum from 1984 to 1986. Mr. Weber served as the Exploration Manager and Partner of Pinion Exploration in 1984. Mr. Weber served as the Vice President - Exploration of High Plains Exploration from 1981 to 1983. Mr. Weber began his career as a Geologist, Exploration Manager, and Assistant to the President of Houston Oil & Minerals from 1974 to 1981. Mr. Weber holds a Bachelor of Science degree in Geology from the University of Texas. The Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Weber’s extensive background in the oil and natural gas industry, particularly as a geologist and operations executive in the coalbed methane industry, determined that he provides our Board with a valuable technical and management perspective for the execution of the Company’s strategy. Mr. Weber was nominated pursuant to an agreement with Sherwood Energy LLC. The agreement was entered into in connection with Sherwood’s acquisition of preferred stock and requires that we nominate Mr. Weber if so instructed by Sherwood.

CORPORATE GOVERNANCE AND OTHER BOARD MATTERS

Board Independence

The Board has determined that each of the following directors and director nominees is “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ:

•                 James C. Crain

•                  Robert E. Creager

•                  Stanley L. Graves

•                  Charles D. Haynes

•                  W. Howard Keenan, Jr.

•                  Michael Y. McGovern

•                  Gary S. Weber

The Board has determined that each of the current members of the Audit Committee, the Nominating, Corporate Governance and Ethics Committee and the Compensation Committees of the Board of Directors is “independent” within the rules set forth in the listing standards of NASDAQ.

 The Board has also determined that each of J. Darby Seré, William C. Rankin and Philip G. Malone is not “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ. The Board has determined that not all of the members of the Executive Committee during 2011 were “independent” within the rules set forth in the listing standards of NASDAQ.

Board Structure and Committee Composition

As of the date of this proxy statement, the Board has nine directors and the following five committees: the Audit Committee, the Compensation Committee, the Nominating, Corporate Governance and Ethics Committee, the Executive Committee and the Reserves Sub-Committee. The membership and function of each committee is described below. Each of the committees operates under a written charter adopted by the Board of Directors. A copy of each committee charter is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com. Printed copies of any of the committee charters may be obtained upon request addressed to our Corporate Secretary, GeoMet, Inc., 909 Fannin St., Suite 1850, Houston, Texas 77010.

Board Leadership

Historically, our Board combined the role of Chairman of the Board (“Chairman”) with the role of Chief Executive Officer (“CEO”) because it believed that this structure provided an efficient and effective leadership model for the Company. Combining the Chairman and CEO roles fostered clear accountability, effective decision-making and alignment on corporate strategy. Our Board also believed that the Company was able to most effectively execute its business strategies and plans if the Chairman was also a member of the management team. Our Board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairman of the board, might be appropriate.

In order to better deal with the challenges brought on by historically low gas prices and to assist in the executive management transitions, our Board of Directors has determined to separate the positions of Chairman of the Board and Chief Executive Officer, and has appointed Mr. McGovern Chairman.

Audit Committee

The current members of the Audit Committee are Robert E. Creager (Chairman), James C. Crain, and Stanley L. Graves, each of whom meets the independence requirements of the applicable NASDAQ and SEC rules. The members of the Audit Committee during fiscal 2011, were James C. Crain, Stanley L. Graves, J. Hord Armstrong, III (Chairman) through April 6, 2011, and Robert E. Creager (Chairman) subsequent to April 6, 2011, each of whom met the independence requirements of the applicable NASDAQ and SEC rules.

The Audit Committee met five times during fiscal 2011, either in person or by telephone. The role of the Audit Committee is to appoint our independent auditors and to review, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit as well as the results of the annual audit. The Audit Committee works closely with management as well as the Company’s independent registered public accounting firm. A complete description of the Audit Committee’s responsibilities is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com.

The Board of Directors determined that J. Hord Armstrong, III through April 6, 2011, and Robert E. Creager (Chairman) subsequent to April 6, 2011, was the “audit committee financial expert” of the Board, as defined in the rules established by NASDAQ and the SEC during fiscal 2011.

Compensation Committee

The current members of the Compensation Committee, appointed by our Board in September 2010, are Stanley L. Graves (Chairman), Charles D. Haynes, and Gary S. Weber, each of whom meets the independence requirements of the applicable NASDAQ and SEC rules. The Compensation Committee met three times during fiscal 2011, either in person or by telephone. The role of the Compensation Committee is to review the performance of officers, including those officers who are also members of the Board, and to review and approve their compensation. The Compensation Committee also supervises and administers the Company’s 2006 Long-Term Incentive Plan and all other compensation and benefit policies, practices and plans of the Company and recommends Board approval of the compensation program applicable to outside directors of the Company.

Nominating, Corporate Governance and Ethics Committee

The current members of the Nominating, Corporate Governance and Ethics Committee, appointed by the Board on April 7, 2011, are James C. Crain (Chairman), Robert E. Creager, and Michael Y. McGovern, each of whom meet the independence requirements of the applicable NASDAQ and SEC rules. The members of the Nominating, Corporate Governance and Ethics Committee until April 6, 2011 were J. Hord Armstrong, III (Chairman), Stanley L. Graves and James C. Crain, each of whom met the independence requirements of the applicable NASDAQ and SEC rules.

The Nominating, Corporate Governance and Ethics Committee met three times during fiscal 2011 to, among other things, consider and recommend to the Board the slate of directors that were nominated by the Board to stand for re-election at the 2011 annual meeting of Stockholders. The Nominating, Corporate Governance and Ethics

Committee assists the Board by identifying individuals qualified to become Board members, advises the Board concerning Board membership, leads the Board in an annual review of director independence within the rules set forth in the listing standards of NASDAQ, and recommends director nominees to the Board.

Executive Committee

The Board established an Executive Committee by a resolution adopted by the entire Board during 2006. The members of the Executive Committee during 2011 were J. Darby Seré, Michael Y. McGovern, and W. Howard Keenan, Jr. On April 3, 2012, the Board appointed James C. Crain and Stanley L. Graves to replace Mr. Seré and Mr. Keenan on the Executive Committee. As of that date, all of the members of the Executive Committee met the independence requirements of the applicable NASDAQ and SEC rules. The Executive Committee has the authority during the intervals between the meetings of the Board to exercise all the powers of the Board in the management of the business and affairs of the Company, except for matters relating to amending the certificate of incorporation of the Company, adopting an agreement of merger or consolidation, recommending to the stockholders of the Company the sale, lease or exchange of all or substantially all of the Company’s property or assets, recommending to the stockholders the dissolution of the Company or a revocation of a dissolution of the Company, amending, altering or repealing the Company’s bylaws or adopting new bylaws, or otherwise acting in events specified by the Delaware General Corporation Law that call for Board action. The Executive Committee did not meet during fiscal 2011.

Reserves Sub-Committee

The Board formally established a Reserves Sub-Committee of the Audit Committee in the third quarter of 2010 and appointed Charles D. Haynes, Chairman, Stanley L. Graves and Gary S. Weber, each of whom has experience in reserve evaluations, as members of the Sub-Committee. The Reserves Sub-Committee had been functioning informally and reporting to the Audit Committee with Messrs. Haynes and Graves as members since the first quarter of 2008.The responsibility of the Reserves Sub-Committee is to oversee the reserves estimating and reporting process. The Reserves Sub-Committee met four times in 2011.

Meeting Attendance

Our Board of Directors held a total of 12 meetings during fiscal 2011, either in person or by telephone. Each of our directors attended at least 75% of the total meetings of the Board and each committee on which he served during his time of service on our Board in 2011.

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

Nominating, Corporate Governance and Ethics Committee

c/o Corporate Secretary

GeoMet, Inc.

909 Fannin St., Suite 1850

Houston, Texas 77010

Director Qualifications

The Board has adopted criteria that apply to nominees recommended by the Nominating, Corporate Governance and Ethics Committee for a position on the Company’s Board. The Company believes it is important to have represented on the Board strong business experience and expertise and, in particular, experience and expertise with regard to exploration and production of oil and natural gas, financial reporting, risk management and business strategy. In selecting candidates for service on the Board, in addition to skills and experience, the Nominating, Corporate Governance and Ethics Committee considers the independence of the individual, availability of service to the Company (including any conflicts of interest), diversity and the Board’s anticipated needs with regard to director expertise. The Nominating, Corporate Governance and Ethics Committee is responsible for recommending candidates for election or appointment to the Board, in accordance with the criteria, policies and principles set forth in its charter including consideration of candidates that provide a broad range of skills, abilities, diversity and other attributes that are necessary to successfully serve as a director.

Neither our Board of Directors nor the Nominating, Corporate Governance and Ethics Committee has a formal written policy with regard to the consideration of diversity in identifying director nominees. Our Nominating, Corporate Governance and Ethics Committee, however, periodically reviews the composition of our Board and in doing so considers the overall balance of knowledge, experience, background, skills, expertise, integrity, and analytical ability among the members of our Board. The Nominating, Corporate Governance and Ethics Committee takes into account diversity in professional experience, skills and background, and diversity in race and gender, in considering individual director candidates. Any search firm retained to assist the Nominating, Corporate Governance and Ethics Committee in seeking candidates for the Board will affirmatively be instructed to seek to include diverse candidates from traditional and nontraditional candidate groups.

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

Risk Oversight

Like all businesses, we face risks in our business activities. Many of these risks are discussed under the caption “Risk Factors” in our current Form 10-K filed with the SEC. Our Board of Directors has oversight of our risk management program, working directly with senior management. Our senior management, subject to board oversight, is responsible for ensuring that our risk management program, comprised of strategic, operational, financial, and legal risk identification and prioritization, is reflected in the Company’s policies and actions. The Company’s senior management, subject to board oversight, is also responsible for day to day risk management and implementation of Company risk management policies.

In addition, our Audit Committee considers our practices regarding risk assessment and risk management, reviews our contingent liabilities, reviews our oil and natural gas reserve estimation practices, as well as major legislative and regulatory developments that could affect us. Our Audit Committee also oversees our code of business conduct, and responses to any alleged violations of our policies made by whistleblowers. We have established a Reserves Sub-Committee of our Audit Committee which oversees the mitigation of the risks in the reserve estimation process. Our Compensation Committee reviews and attempts to mitigate risks which may result from our compensation policies, including working directly with senior management to determine whether such programs improperly encourage management to take risks relating to the business and/or whether risks arising from our compensation programs are likely to have a material adverse effect on the Company.

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

Introduction

The following discussion provides an overview of the role of the Compensation Committee of our Board of Directors, the background and objectives of our compensation programs that apply to our “named executive officers” identified in the table below, and the material elements of these officers’ compensation during 2011. On April 30, 2012, Mr. Seré resigned as our Chief Executive Officer, and Messrs. Rankin and Oviedo were appointed our Chief Executive Officer and Chief Financial Officer, respectively. In addition, Mr. Rankin was appointed to our Board of Directors, Mr. Oviedo was promoted to Senior Vice President and Mr. McGovern was appointed Chairman of our Board of Directors.

Name	Title During 2011
J. Darby Seré	President, Chief Executive Officer and Chairman of the Board (our principal executive officer)

William C. Rankin	Executive Vice President and Chief Financial Officer (our principal financial officer)

Philip G. Malone (1)	Senior Vice President—Exploration and Director

Brett S. Camp	Senior Vice President—Operations

Tony Oviedo	Vice President, Chief Accounting Officer and Controller (our principal accounting officer)

(1) On January 4, 2012, Mr. Malone notified the Company that he was resigning as Senior Vice President—Exploration but that he would remain an employee of the Company as an advisor to senior management and as Manager of Geology. Mr. Malone continues to serve as a Director of the Company.

Compensation Considerations

Our Compensation Committee believes that our compensation program is balanced and reasonable and helps us compensate employees for the value of their contributions while providing total compensation that is flexible enough to respond to changing market conditions. As such, we believe that the program allows us to attract, motivate and retain individuals of high quality and supports a long-standing internal culture of loyalty and dedication to our interests. Our Compensation Committee uses judgment and discretion rather than relying exclusively on formulaic analyses and does not use highly-leveraged incentives. The Committee is mindful of risks that may be inherent in compensation programs and takes steps to manage that risk in the structure of each opportunity.

Although our Compensation Committee fine-tunes our executive compensation program as conditions change, it believes it is important to maintain consistency in its compensation philosophy and approach. Our Compensation Committee recognizes that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of economic stress and commodity price declines such as we are currently experiencing. Our Compensation Committee is aware of the impact that these circumstances have had on our stock price, but is also mindful of the importance of rewarding executive management for strong operational performance based on its belief that over time performance will result in stock price appreciation. However, our Compensation Committee does believe that it is appropriate for certain components of compensation to decline during periods of economic stress and significantly lower stock prices. It is in this context that our Compensation Committee continues to evaluate our executive compensation program.

Compensation Committee

The Compensation Committee of our Board of Directors has overall responsibility for the approval, evaluation and oversight of all of our compensation plans, policies and programs. The primary purpose of the Compensation Committee is to assist the Board of Directors in fulfilling its responsibilities relating to the compensation of our named executive officers and independent directors. The primary responsibilities of the Compensation Committee include: (i) annually reviewing and making recommendations to our Board of Directors regarding our general compensation policies with respect to named executive officers and independent directors; (ii) annually reviewing and approving the corporate goals and objectives relevant to the compensation of our executive officers, evaluating our officers’ performance in light of these goals, and approving compensation levels of our named executive officers based on these evaluations; and (iii) producing a Compensation Committee report on executive compensation as required by the SEC to be included or incorporated by reference in our proxy statement or other applicable SEC filings.

Our Board appoints our Compensation Committee members and Chair, and these appointees continue to be members until their successors are elected and qualified or until their earlier resignation or removal. Any member of our Compensation Committee may be removed, with or without cause, by our Board. Our Board of Directors appoints members to the Compensation Committee considering criteria such as independence, experience in compensation matters, familiarity with our management and other key personnel, understanding of public company compensation issues, and time availability necessary to fulfill committee responsibilities. No member of our Compensation Committee participates in any of our employee compensation programs, and our Board has determined that none of our Compensation Committee members has any material business relationship with us.

The current members of the Compensation Committee are Stanley L. Graves, Chairman, Charles D. Haynes, and Gary S. Weber, each of whom meets the NASDAQ independence requirements and who is a “non-employee director” as defined by Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee may form subcommittees and delegate authority to any subcommittee so formed whenever it deems appropriate.

The Compensation Committee on occasion meets with our Chief Executive Officer and other executives to discuss our compensation programs and practices for executives, other employees and independent directors. The Chief Executive Officer may make recommendations regarding the compensation of other named executive officers but does not recommend his own compensation, nor do any of our other executive officers make recommendations to the Compensation Committee regarding their own compensation. While the CEO makes recommendations to the Compensation Committee on compensation programs and practices for executives, other employees and independent directors, the Compensation Committee is not bound by and does not always accept these recommendations. The Compensation Committee may also seek input from an independent compensation consultant prior to making any final determinations. Our Chief Executive Officer attends some of the Compensation Committee meetings, but the Compensation Committee also regularly holds executive sessions not attended by members of management or non-independent directors.

The Compensation Committee’s function is more fully described in its charter. The Compensation Committee will continue to review and assess the adequacy of the charter and recommend any proposed changes to the Board for approval on an annual basis. A copy of the charter is available on the Company’s website at http://www.geometinc.com under the “Corporate Governance” section. The Compensation Committee works with our Chief Executive Officer to establish an agenda for each meeting of the Compensation Committee and to prepare meeting materials. Our Chief Executive Officer, outside corporate counsel, and other members of our management and outside advisors may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee.

Our Compensation Committee retained BDO USA, LLP (referred herein as the “Compensation Consultant”) in January 2010, to provide compensation consulting services from time to time as requested by the Committee. The Compensation Committee’s selection of the Compensation Consultant was made without management recommendation. Under this arrangement, the Compensation Committee meets with the Compensation Consultant as necessary, both in and outside the presence of our management, to review findings and recommendations regarding executive compensation and considers those findings and recommendations in determining and making adjustments to our executive compensation program. Under the direction of the Chair of the Compensation Committee, the Compensation Consultant provides information regarding compensation trends in the oil and gas exploration and production industry, relative compensation for similarly-situated executive officers in the industry, advisory services regarding the structure of our cash and equity incentive awards, advice regarding the content of this Compensation Discussion and Analysis, and information regarding compliance with certain provisions of the Dodd-Frank Financial Reform Act. At the direction of the Chair of the Compensation Committee, the Compensation Consultant may work with management to produce certain reports for the Committee. The Compensation Consultant provides no services to the Company other than the services provided under the terms of its engagement with the Compensation Committee.

Objectives of Compensation Program

Compensation Philosophy

Our compensation programs are designed with the philosophy of attracting and retaining highly skilled executive officers and aligning the interests of these officers with our interests and those of our stockholders. The goals of our compensation program are to: (i) pay our employees for the value of their contributions, recognizing differences in individual performance through the various components of total compensation; (ii) provide total compensation that is flexible enough to respond to changing market conditions and that aligns compensation levels with sustained performance compared to industry practices; and (iii) provide total compensation that will attract, motivate and retain persons of high quality and support a long-standing internal culture of loyalty and dedication to our interests.

The Compensation Committee is charged with setting compensation for our executive officers at a level that will achieve these goals. The Compensation Committee does not target compensation at a specific percentile of peer company or market practices. Rather, it determines compensation by analyzing competitive information from a Compensation Peer Group and then setting total compensation opportunities that are appropriate for the Company given our relative size, our performance and the experience and performance of our named executive officers. For 2011, our Compensation Peer Group consisted of companies with a total market capitalization that was generally less than $1 billion and that we considered to be a representative subset of the companies that we compete with for executive talent in the south-central United States. The companies comprising our Compensation Peer Group, prior to any industry consolidation and activity in 2011, were:

• Abraxas Petroleum Corporation	• Goodrich Petroleum Corporation

• Approach Resources Inc.	• Gulfport Energy Corporation

• Clayton Williams Energy Inc.	• Kodiak Oil & Gas Corporation

• Crimson Exploration Inc.	• Magnum Hunter Resources Corporation

• Gastar Exploration Ltd.	• NGAS Resources Inc.

• GeoResources Inc.	• PetroQuest Energy Inc.

• GMX Resources Inc.	• RAM Energy Resources Inc.

The Compensation Peer Group is reviewed and adjusted from time to time by the Compensation Committee to assure that it continues to provide a reasonable representation of the market in which we compete for executive talent.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance that contributes to the achievement of our business strategy on both a short—term and long—term basis. In addition, we reward qualities that we believe help achieve our strategy such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports our core values; resourcefulness; the ability to manage our existing assets; the ability to explore new avenues to increase natural gas production and reserves; level of job responsibility; and tenure.

Elements of Compensation

The principal elements of compensation for our executive officers include base salary, an annual cash incentive opportunity, and a grant of equity annually that takes the form of stock options and grants of restricted stock or restricted stock units. The Committee intends that, over time, the weighting of the individual components of compensation will be in percentages as illustrated in the table below. However, in 2011, the percentage of compensation attributable to long-term incentives was below this target amount due to the suppressed market price of our shares and our efforts to effectively manage the number of shares awarded from the 2006 Long-Term Incentive Plan.

Target Amounts of Compensation Elements as a Percent of Total Target Compensation

Name	Base Salary	Annual Cash Incentive	Long-Term Incentive	Total
J. Darby Seré	38.5%	23%	38.5%	100%
William C. Rankin	45%	23%	32%	100%
Philip G. Malone	53%	21%	26%	100%
Brett S. Camp	53%	21%	26%	100%
Tony Oviedo	53%	21%	26%	100%

The named executive officers were eligible, and with the exception of J. Darby Seré, will continue to be eligible to participate in certain employee benefit programs consisting of life and health insurance benefits and a qualified 401(k) savings plan on the same basis as other employees of the Company. In addition, certain perquisites are available to executive officers as described below, but we do not believe these items comprise a material element of our compensation program.

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

Except as described below, the Compensation Committee did not approve any base salary adjustments for 2011. Effective October 1, 2010, following guidance provided by the Compensation Consultant, Mr. Oviedo’s annual base salary was increased by $12,000, or 6.7%, so that it would be at a level that is more consistent with salaries paid to persons in comparable positions in energy companies of comparable size. Base salaries for Mr. Seré, Mr. Rankin and Mr. Camp remained at levels established as of January 1, 2008. While salary increases were initially approved in 2009, the base salaries for our named executive officers were voluntarily reduced effective July 1, 2009 to the base salaries being received on January 1, 2008 because of the dramatic decrease in natural gas prices that had occurred since July 2008. The Compensation Committee set the base salaries for our named executive officers during 2012 as follows:

Name	Base Salary
J. Darby Seré	$333,000
William C. Rankin	$264,600
Brett S. Camp	$220,800
Tony Oviedo	$192,000

Annual Cash Incentives

Annual cash incentive compensation is intended to focus and reward individuals on measures identified as having a positive impact on our annual business results. At the beginning of 2011, consistent with the performance measures established for the years 2007 through 2010, the following performance measures were established by the Compensation Committee, with input from our CEO and the Compensation Consultant:

•                  annual production;

•                  annual EBITDA, as adjusted (which is defined as earnings before interest, taxes, and depreciation, depletion and amortization and excluding any non-cash components of EBITDA such as unrealized mark-to-market gains or losses on hedging activities and stock compensation expense and further adjusted using 2011 budgeted natural gas prices); and

•                  2011 operating costs (excluding production taxes).

These three performance measures were chosen because they were considered to be important drivers of increases in stockholder value.  Each of these performance measures carries a 33.3% weight in determining the total bonus amount. The annual bonus amount determined by achievement of performance targets ranged from a minimum of 25% of each officer’s target percentage of annual base salary to a maximum of 175% of such target percentage. Our Chief Executive Officer could recommend that any or all of the individual bonuses (except his own), as so determined, be adjusted by an absolute 25% of the bonus target percentage of annual base salary based on subjective individual performance factors. Beyond the Chief Executive Officer’s recommendation, the Compensation Committee could make further adjustments to increase or decrease individual bonuses based on subjective performance factors. The Compensation Committee could also adjust our Chief Executive Officer’s bonus as determined by achievement of the performance targets based upon subjective individual performance factors. In regard to the specific financial and operational goals associated with each of the three performance measures, the Committee believes that each continues to represent a significant challenge as demonstrated by the fact that executive bonuses have been less than target for two of the last three years.

The bonus targets for our Chief Executive Officer and our Chief Financial Officer were set at 60% and 50%, respectively, of annual base salary; bonus targets for our two senior vice presidents and our Chief Accounting Officer were 40% of annual base salary. These bonus targets were intended to be generally consistent with our understanding of peer practices and at levels we believed to be sufficient to motivate and reward the achievement of plan objectives.

Our actual results as compared to the pre-established financial, production and proved reserves performance objectives set in regard to the 2011 bonus program yielded a bonus eligibility that was 133.34% of named executive officers’ bonus targets. The table below shows how the 2011 bonus eligibility was calculated pursuant to the 2011 bonus plan administrative guidelines. In particular, the achievement of 110% to 125% of the first two goals listed below resulted in eligibility for payment of 150% of the target amount, the achievement of 95% to 105% of the third goal listed below, where a lower result is a better result, resulted in eligibility for payment of 100% of the target amount.

Category	Target	Actual	% of Target	Weight	Credit	Earned
Annual Gas Sales Volumes (Bcf)	7.7	8.5	111	33.34%	150%	50.01%
Annual Adjusted EBITDA ($ million)	21.2	24.6	116	33.33%	150%	50.00%
2011 Operating Costs ($/Mcf)	2.10	2.11	99	33.33%	100%	33.33%

Total						133.34%

However, included in the 2011 bonus program was a provision that the Compensation Committee may reduce the bonus amounts determined above by 50% if the Committee cannot conclude, based upon a reasonable assessment of a report made to the Compensation Committee by the Company’s management that 2011 capital expenditures dedicated to a new frac or other technique can unlock, on an economic basis, significant additional natural gas resources underlying the Company’s Gurnee field leases that would not have been recovered by the existing producing wells. Primarily due to the significant decline in natural gas prices and the limited amount of capital expenditures allocated to the Gurnee field during 2011, the Company’s management was not able to provide the Compensation Committee with such a report.

As of the date hereof, final cash bonus amounts for named executive officers for 2011 have not been approved by the Compensation Committee. Cash bonus amounts, if and when determined, will be included in a Report on Form 8-K filed with the Securities and Exchange Commission as permitted under Item 5.02(f).

Long-Term Incentives

Long-term incentives are consistent with our objective of providing a significant performance-contingent component of compensation. Our 2006 Long-Term Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of our common stock have been reserved for awards to be granted, was approved by our Board of Directors and stockholders in April 2006. The purposes of the 2006 Plan are to attract and retain employees and independent directors, further align their interests with stockholder interests, and closely link compensation with performance. The 2006 Plan provides an essential component of the total compensation package, reflecting the importance that we place on aligning the interests of employees and independent directors with those of our stockholders. We believe that our officers, independent directors, and technical and professional employees who have an investment in the Company are more likely to meet and exceed performance goals. We believe that the various equity-based incentive compensation vehicles provided for under the 2006 Plan, which may include stock options, restricted and unrestricted stock, performance awards and other incentive awards, are needed to maintain and promote our ability to attract, retain and motivate officers, independent directors, and technical and professional employees.

Under the 2006 Plan to date, our Compensation Committee has granted incentive stock options, non-qualified options and restricted stock awards, some of which have performance-contingent vesting. Grants of incentive and non-qualified stock options represent the right to purchase shares of our common stock in the future at a price equal to the fair market value of shares of our common stock on the date of grant and upon such terms and conditions specified by our Compensation Committee that are consistent with the 2006 Plan. Restricted stock awards represent shares of our common stock that are subject to such restrictions, terms, and conditions as may be specified by the Compensation Committee that are consistent with the 2006 Plan.

The Compensation Committee approves the total stock options and restricted stock awards that will be made available, as well as the size of individual awards for our named executive officers and other key employees. All awards are made in accordance with the 2006 Plan and our internal policies, which set forth the timing of awards and the procedures for making awards. Generally, annual awards to executive officers and key employees are granted during the first open trading window of each year (usually during the third week of March) as described in the Company’s Securities Trading Policy adopted by the Board of Directors. We do not time the release of material non-public information for the purpose of affecting the values of executive compensation. Individual awards may be granted at other points during the year in the event of a promotion, employment or other unique event. The amounts awarded may vary from year to year and are based on certain factors, including Company performance, an analysis of Compensation Peer Group data, the target value of long-term incentive compensation as a percentage of total compensation, and the Compensation Committee’s discretion. For purposes of determining the number of options and restricted shares granted to meet compensation targets, stock options are valued using the Black-Scholes methodology and the value of restricted stock is based on the fair market value of our stock on the date of the award. Previous awards, whether vested or unvested, and input from the Compensation Consultant may be considered by the Compensation Committee in establishing a current year’s awards.

Awards granted in 2011. For the year ended December 31, 2011, the Compensation Committee approved awards of stock options and restricted stock units to our named executive officers and 30 of our key employees. Based upon a study of our Compensation Peer Group prepared by and in consultation with the Compensation Consultant, the Compensation Committee set the target value of the 2011 long-term incentives awarded to our Chief Executive Officer and our Chief Financial Officer at 125% and 87.5% of annual base salary, respectively. The target value of long-term incentives awarded to our two senior vice presidents and our Chief Accounting Officer were 62.5% of their respective annual base salaries.

Options. The Committee agreed that these compensation opportunities, in combination with cash compensation opportunities in the form of salary and annual cash bonus targets, result in a total direct compensation opportunity that is appropriate for a company of our size and sufficient to compete for executive talent in the markets in which we operate. However, because of the depressed fair market value of our common shares, the Black-Scholes value of stock options granted in 2011 was rather low, and using such value to determine the number of options to grant as we had in the past would have required an unsustainably large number of options to achieve our compensation targets. Rather than using a Black-Scholes value to determine the number of options to grant in 2011, the Compensation Committee elected to allocate a fraction of the available shares in the 2006 Plan such that there would be sufficient shares available to make long-term incentive awards for at least one more year. While the Black-Scholes value of the options granted is below our target grant values (96% of salary for the CEO rather than the 125% target, for example), the Compensation Committee believes that the exercise price of the options granted represents a substantial opportunity for wealth accumulation contingent on the recovery of our share price.

All of the 2011 share-based awards to our key employees and 60% of the 2011 share-based awards to our named executive officers were incentive stock options that vest ratably on an annual basis over a three-year period. Options that have not been exercised by the seventh anniversary of the grant date will be forfeited. Fifty-four percent of the stock options granted to our Chief Executive Officer were non-qualified stock options because of an Internal Revenue Service limitation on the total value of incentive stock options that can vest in a calendar year.

Restricted stock units. The remaining 40% of the 2011 share-based awards granted to our named executive officers were awards of restricted stock units that vest ratably in three equal tranches to the extent that pre-established performance targets set by the Compensation Committee are achieved. Six performance targets, two for each tranche, were set for the single performance measure upon which vesting is contingent: gross daily production volumes from the Gurnee field, the Garden City prospect or any other property owned by the Company excluding the Pond Creek, Lasher and White Oak Creek Extension fields (such volumes being reduced by the Company’s working interest in any property in which the Company does not own 100%) in excess of the projections of gross wet gas production of proved developed producing reserves in the Gurnee Field contained in that certain Appraisal Report as of December 31, 2010 prepared by DeGolyer & MacNaughton, independent petroleum engineers, measured each quarter.

One half of the first tranche of restricted stock units vests when the Company has achieved the first level of gross daily production volumes allocated to the level 1 target. The second half of the first tranche of restricted stock units vests when the Company has achieved the second level of gross daily production volumes allocated to the level 1 target. One half of the second tranche of restricted stock units vests when the Company has achieved the first level of gross daily production volumes allocated to the level 2 target. The second half of the second tranche of restricted stock units vests when the Company has achieved the second level of gross daily production volumes allocated to the level 2 target. One half of the third tranche of restricted stock units vests when the Company has achieved the first level of gross daily production volumes allocated to the level 3 target. The second half of the third tranche of restricted stock units vests when the Company has achieved the second level of gross daily production volumes allocated to the level 3 target. Notwithstanding the achievement of each target above, the vesting of either half of the first tranche shall not occur sooner than one year from the date of grant; the vesting of either half of the second tranche shall not occur sooner than two years from the date of grant; and the vesting of either half of the third tranche shall not occur sooner than three years from the date of grant. The restricted stock must vest within seven years or be forfeited. The Compensation Committee has final discretion to determine when each performance target has been achieved and if and when any portion of the awards has been earned and/or vested.

It is the intention of the Compensation Committee that the awards of restricted stock units will fully vest over a three-year period assuming that the Company successfully executes its business plan during that period. Many factors, however, are not finally determinable at the time of grant, including our level of capital spending, our results of operations, the level of natural gas prices and unforeseen circumstances that may arise in any given year, making it difficult to determine at the time of grant whether or not the performance targets will be attained over a three-year period, if ever. The Compensation Committee believes that the targets it has set in connection with the 2011 awards of restricted stock units have created a significant challenge and that achievement of full vesting within three years of the grant date will be a significant accomplishment while achievement of full vesting within seven years of the grant date is probable. The first tranche of the 2011 awards of restricted stock units has not vested as of the date hereof.

In regard to prior-year awards of restricted stock, the first tranche of the 2010 awards of restricted stock made to our named executive officers vested September 20, 2011. Although the Compensation Committee has certified that as of December 31, 2011 the Company has achieved the performance targets for the vesting of the second and third tranches of the 2010 awards of restricted stock made to our named executive officers, the awards will not vest until September 20, 2012 and September 20, 2013, respectively, or two and three years from the grant date.

Retirement Benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to employees are currently provided through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which eligible salaried employees may participate, including our five named executive officers. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation by up to 50%, subject to the statutorily prescribed limit of $16,500 ($22,000 for employees age 50 and older), in calendar year 2011 and have the amount of any reduction contributed to the Savings Plan. We match 100% of each employee’s contributions to the Savings Plan, up to a maximum of 3% of eligible annual compensation, and 50% of each employee’s contributions to the Savings Plan above 3%, up to a maximum of 5% of the employee’s eligible annual compensation (The statutory limit on eligible annual compensation in 2011 was $245,000). Executives participate in the Savings Plan on the same basis as other employees.

We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to attract and retain employees for critical positions within our organization.

Perquisites

During 2011, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer received paid parking as well as membership fees, club dues and assessments for a downtown Houston luncheon club. Our Senior Vice President-Operations is provided with a Company-owned vehicle for which he recognizes income for any personal use. Our use of perquisites as an element of compensation is limited and is based on historical practices, and we do not view perquisites as a significant element of our compensation structure. The Compensation Committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted. In 2011, no named executive officer received perquisites with a value in excess of $10,000.

Corporate Change Arrangements

Vesting of all awards granted under our 2006 Plan, unless specifically addressed otherwise in award agreements, automatically accelerates and all restrictions lapse following a “Corporate Change” in the Company if, within a one-year period following the corporate change: (i) a participant voluntarily terminates his employment for “Good Reason”, or (ii) a participant’s employment is terminated by the Company for any reason other than death, cause, or inability to perform services. A corporate change includes the dissolution or liquidation of the Company, the reorganization, merger or consolidation of the Company with a non-affiliated corporation, the sale of substantially all of our assets, or if there is a change in control of the Company. In the event of a corporate change, our named executive officers would be entitled to acceleration of long-term incentive awards, including restricted stock and options to purchase the Company’s stock, that have intrinsic value of $419,367 as of December 31, 2011. A complete disclosure of all payments made to named executive officers on termination of employment including termination following a change-in-control is provided in the section titled “Potential Payments Upon Termination of Employment or Change in Control”.

Employment Agreements

We provide, in accordance with the terms of their respective employment agreements that were negotiated in December 2000, additional compensation to our Chief Executive Officer and Chief Financial Officer upon a termination of either officer’s employment by the Company for reasons other than “Cause.” In the event of such termination, the terminated officer is to receive 1.5 times his annual base salary plus his base salary, reimbursable expenses, and vacation accrued but unpaid through the termination date. In addition, such terminated officer shall also receive payment or reimbursement for any premiums paid or incurred by the officer for COBRA continuation coverage for himself and his eligible dependents for a period of 18 months following the end of the month of his termination.

The Committee believes that it is appropriate to provide such severance benefits to executives under certain circumstances to assist with a transition of employment. After review of competitive practices provided by the Compensation Consultant, the Committee believes that the agreements as currently structured are consistent with its philosophy.

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

The employment agreements also provide that each executive is entitled to five weeks of paid vacation per year and that at the end of each calendar year, the Company shall pay each executive for all accrued but unused vacation time.

On January 26, 2011, after approval by the Board of Directors, the Company entered into a Change of Control Severance Agreement with Mr. Oviedo. The Change of Control Severance Agreement provides that, following a Change of Control (as defined in the Agreement) and a termination of employment for a Qualifying Reason (as defined in the Agreement), the Company will provide to Mr. Oviedo an amount equal to 1.5 times his base salary. The Company will also allow him to continue coverage under a group health plan sponsored by the Company or an Affiliate or will reimburse Mr. Oviedo for the cost of premiums for continued COBRA for himself and his eligible dependents until the earlier of (i) the date Mr. Oviedo becomes covered under another group health plan or otherwise ceases to be eligible for such continued coverage and (ii) 18 months of continued coverage, provided that Mr. Oviedo timely makes the premium payments.

The term of the agreement, including, in the absence of written notice by the Company, two annual one year extensions, is through December 31, 2014. The term shall automatically terminate before expiration upon Mr. Oviedo’s termination of employment by the Company for Cause (defined as described above in relation to the CEO and CFO employment agreements) or Mr. Oviedo’s termination of his own employment with the Company other than for a Qualifying Reason. A Qualifying Reason includes the involuntary termination of the executive by the Company without Cause or the voluntary termination of the executive following a reduction in base salary, a permanent relocation of the principal place of employment, a material reduction in the executive’s authority, responsibilities or duties, or a material reduction in the authority, responsibilities or duties of the person to whom the executive reports.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and, our named executive officers. These agreements provide that we will, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Certificate of Incorporation, Bylaws and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) limits our ability to deduct, as an expense, compensation in excess of $1 million paid to our Chief Executive Officer and our other named executive officers unless certain specific and detailed criteria are satisfied. Qualifying performance-based compensation is not subject to the deduction limit if Internal Revenue Code requirements are met. In this regard, we consider the anticipated tax treatment to our Company and our executive officers in the review and establishment of compensation programs and payments. We believe that it is desirable to structure compensation of our five named executive officers so that the compensation will be deductible, and we believe that stock options and performance-based restricted stock meet the requirements for tax deductibility under the Code. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

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

Under Section 409A of the Internal Revenue Code, amounts deferred for an executive officer under a nonqualified deferred compensation plan may be included in gross income when vested and subject to a 20% or more additional federal tax, unless the plan complies with certain requirements related to the timing of deferral election and distribution decisions. During 2008 we engaged the Compensation Consultant to review all of our compensation plans and agreements to determine whether those plans meet the requirements of Section 409A. The Compensation Consultant determined that some modifications to existing agreements were required, and our Compensation Committee approved certain amendments to our employment agreements and our long-term incentive award agreements to comply with Section 409A final regulations. As new award documents and employment agreements are drafted, we rely on our outside counsel to assure the requirements of 409A are met.

Stock Ownership

We encourage, but do not require, stock ownership by our executive officers and directors, largely because our most senior officers are significant shareholders. We do not require our executive officers and directors to hold a substantial portion of their equity awards for defined periods of time.

Historically, most of our executive officers have received significant grants of shares of restricted stock, restricted stock units and stock options, consistent with the objectives of our executive compensation program, providing them with meaningful equity ownership in the Company and allowing them to demonstrate their commitment as stockholders in the Company. Since 2008, 50% of the annual retainer, currently $30,000, paid to each of our independent directors other than Mr. Keenan (who has waived all compensation as a director), has been paid in shares of common stock of the Company. We periodically review stock ownership by our executive officers and directors and believe that they generally maintain share ownership sufficiently significant in value to align their interests with those of our stockholders. If circumstances change, we will review whether stock ownership guidelines or holding requirements are appropriate.

Compensation Risk

Our Compensation Committee has reviewed our employee compensation programs and overall compensation structure and internal controls. There are several design features of our short- and long-term incentive plans for all of our key employees that reduce the likelihood of excessive risk-taking:

1)                     Annual cash incentive opportunities are contingent upon several carefully-designed operational and financial measures, and the Compensation Committee has the authority to make a judgment regarding whether performance merits bonus awards determined by formula;

2)                     Total compensation program design provides a balanced mix of cash and equity and short-and long-term incentives;

3)                     The payout pursuant to our annual cash incentives are subject to reasonable maximum limits;

4)                     All of our key employees participate in the same short- and long-term incentive plans which have remained fundamentally unchanged since our initial public offering, providing the Compensation Committee with the opportunity to assess their effectiveness over time;

5)                     There are no special incentive plans for individual employees or groups of employees other than those described herein; and

6)                     Internal controls are in place to assure that payments and awards are consistent with actions approved by the Compensation Committee or the Board.

Taking into consideration the factors above, the Committee does not believe that there is a reasonable likelihood that compensation programs and policies could have a material adverse effect on the Company.

Conclusion

We believe the compensation programs and policies that our Compensation Committee has designed effectively motivate our named executive officers on both a short-term and long-term basis to perform at a level necessary to achieve our operational objectives. The various elements of compensation combine to align the interests of our named executive officers with those of our stockholders.

Compensation Committee Report

The Compensation Committee has reviewed, and discussed with the Company’s management, the Compensation Discussion and Analysis contained in this proxy statement. Based on these discussions and the Committee’s review of the Compensation Discussion and Analysis contained in this proxy statement, the Compensation Committee recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in this proxy statement.

Compensation Committee

Stanley L. Graves, Chairman

Charles D. Haynes

Gary S. Weber

(The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed to be filed or incorporated by reference into any other filing of GeoMet, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that GeoMet, Inc. specifically incorporates the Report by reference therein.)

Summary Compensation Table

The table below sets forth information regarding compensation for the three fiscal years ended December 31, 2011 for our named executive officers:

Name and Principal/Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation Earnings ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

J. Darby Seré	2011	$333,000	$—	$157,582	$160,555	$—	$—	$27,944	$679,081
Chairman, President and CEO	2010	$333,000	$—	$48,429	$71,028	$199,800	$—	$32,122	$684,379
	2009	$337,995	$38,024	$—	$51,448	$101,399	$—	$32,641	$561,507

William C. Rankin	2011	$264,600	$—	$87,649	$89,304	$—	$—	$35,963	$477,516
Executive Vice President and Chief Financial Officer	2010	$264,600	$—	$26,935	$39,506	$132,300	$—	$31,671	$495,012
	2009	$268,569	$25,178	$—	$28,747	$67,142	$—	$32,000	$421,636

Philip G. Malone	2011	$110,400	$—	$26,121	$26,613	$—	$—	$7,417	$170,551
Senior Vice President, Exploration	2010	$157,108	$—	$11,424	$16,756	$62,843	$—	$9,637	$257,768
	2009	$224,112	$16,808	$—	$17,134	$44,822	$—	$11,294	$314,170

Brett S. Camp	2011	$220,800	$—	$35,484	$53,230	$—	$—	$15,193	$324,707
Senior Vice President, Operations	2010	$220,800	$—	$16,055	$23,547	$88,320	$—	$12,804	$361,526
	2009	$224,112	$16,808	$—	$17,134	$44,822	$—	$13,521	$316,397

Tony Oviedo	2011	$192,000	$—	$45,429	$46,287	$—	$—	$14,671	$298,387
Vice President, Chief Accounting Officer and Controller	2010	$183,000	$300,000	$13,088	$19,196	$73,200	$—	$12,057	$600,541
	2009	$183,600	$—	$—	$—	$—	$—	$13,876	$197,476

(1)

Bonus amounts have not been determined for 2011. No discretionary bonus in addition to the amounts shown above under non-equity incentive plan compensation earnings was paid to the named executive officers in 2010. Mr. Oviedo received a retention bonus of $300,000 on March 15, 2010 pursuant to an Employee Cash Bonus and Stock Award Retention Agreement dated November 9, 2007. The named executive officers, other than Mr. Oviedo who was not eligible for a 2009 bonus because he was to receive the retention bonus discussed above, were paid discretionary bonuses, in addition to the amounts shown above under non-equity incentive plan compensation earnings, equal to 18.75% of their target percentage of annual base salary, respectively, in recognition of individual contributions during calendar year 2009.

(2)

Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 14—Share-Based Awards” to the consolidated audited financial statements included in the annual report on Form 10-K for the year ended December 31, 2011. See the “Grants of Plan-Based Awards Table” for information on awards made in 2009. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the named executive officers. Stock awards are subject to achievement of performance targets.

(3)

Represents annual performance bonuses paid in March (in August and September for the 2009 payments) of the year following the end of the fiscal year in which performance was measured. Bonus amounts have not been determined for 2011. Bonuses for 2010 were equal to 100% of the named executive officer’s bonus target percentage of annual base salary based on the pre-established financial, production and proved reserves performance objectives for that year under non-equity incentives established by our Compensation Committee. Bonuses for 2009 were equal to 50% of the named executive officer’s bonus target percentage of annual base salary based on the pre-established financial, production and proved reserves performance objectives for that year under non-equity incentives established by our Compensation Committee.

(4)	All other compensation during 2011 includes:

Name	401(k) Matching	Group Life Insurance	Club Membership	Parking	Unused Vacation	Auto	Total
J. Darby Seré	$9,800	$—	$2,296	$2,400	$13,448	$—	$27,944
William C. Rankin	$9,800	$283	$2,108	$2,400	$21,372	$—	$35,963
Philip G. Malone	$6,932	$485	$—	$—	$—	$—	$7,417
Brett S. Camp	$9,800	$416	$—	$—	$—	$4,977	$15,193
Tony Oviedo	$9,800	$714	$1,887	$2,270	$—	$—	$14,671

Grants of Plan-Based Awards in 2011

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2011.

									All Other
								All Other	Option
								Stock	Awards:
								Awards:	Number	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Number of	of	or Base	Grant Date
		Under Non-Equity			Under Equity			Shares of	Securities	Price of	Fair Value
		Incentive Plan Awards (1)			Incentive Plan Awards			Stock or	Underlying	Option	of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units (#)	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(2)	(#)	($/Sh)	Awards
J. Darby Seré	4/5/11	—	—	—	—	—	—	99,108	148,662	$1.59	$1.08
		49,950	199,800	349,650	—	—	—	—	—	—	—

William C. Rankin	4/5/11	—	—	—	—	—	—	55,125	82,689	$1.59	$1.08
		33,000	132,300	231,000	—	—	—	—	—	—	—

Philip G. Malone	4/5/11	—	—	—	—	—	—	16,428	24,642	$1.59	$1.08
		22,080	88,320	154,560	—	—	—	—	—	—	—

Brett S. Camp	4/5/11	—	—	—	—	—	—	32,856	49,287	$1.59	$1.08
		22,080	88,320	154,560	—	—	—	—	—	—	—

Tony Oviedo	4/5/11	—	—	—	—	—	—	28,572	42,858	$1.59	$1.08
		19,200	76,800	134,400	—	—	—	—	—	—	—

(1)

Represents grants made under our annual cash incentive program. Threshold indicates the minimum dollar amount that may be awarded under the 2011 annual cash incentive program, subject to the further discretion of the Compensation Committee. Target indicates the dollar amount that may be awarded if the performance targets are achieved within 5%. Maximum indicates the maximum dollar amount that may be awarded under the 2011 cash incentive program, subject to the further discretion of the Compensation Committee. As discussed in the Compensation Discussion and Analysis under “Elements of Compensation—Annual Cash Incentives”, the Compensation Committee has not yet determined final cash incentive awards for 2011. The Compensation Committee, in its discretion, may determine not to grant any cash incentive awards under the plan for 2011.

(2)

Restricted stock units granted to named executive officers in 2011 will vest and be exchangeable for unrestricted shares of common stock to the extent that performance measures are achieved as discussed in the Compensation Discussion and Analysis under “Elements of Compensation—Long-Term Incentives”.

Outstanding Equity Awards at December 31, 2011

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)— Exercisable		Number of Securities Underlying Unexercised Options (#)— Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)(2)
J. Darby Seré	106,660	(3)	—		—	$2.50	5/19/13
	213,320	(3)	—		—	$2.50	9/22/13
	106,660	(3)	—		—	$2.50	4/27/14
	—		36,378	(4)	46,770	$0.72	3/24/16
	43,047	(5)	86,094	(5)	—	$0.88	9/20/17
	—		148,662	(6)	—	$1.59	4/5/18
								22,345	(7)	$20,865	176,872	$164,491

William C. Rankin	93,340	(3)	—		—	$2.50	5/19/13
	186,680	(3)	—		—	$2.50	9/22/13
	93,340	(3)	—		—	$2.50	4/27/14
	40,468	(4)	20,234	(4)	26,016	$0.72	3/24/16
	23,943	(5)	47,886	(5)	—	$0.88	3/24/16
	—		82,689	(6)	—	$1.59	4/5/18
								12,513	(7)	$11,637	98,881	$91,959

Philip G. Malone	24,120	(4)	12,060	(4)	15,507	$0.72	3/24/16
	10,155	(5)	20,310	(5)	—	$0.88	3/24/16
	—		24,642	(6)	—	$1.59	4/5/18
								7,261	(7)	$6,753	39,143	$36,403

Brett S. Camp	24,120	(4)	12,060	(4)	15,507	$0.72	3/24/16
	14,271	(5)	28,542	(5)	—	$0.88	3/24/16
	—		49,287	(6)	—	$1.59	4/5/18
								7,261	(7)	$6,753	59,099	$54,962

Tony Oviedo	11,634	(5)	23,268	(5)	—	$0.88	3/24/16
	—		42,858	(6)	—	$1.59	4/5/18
								25,017	(8)	$23,266	38,544	$35,846

(1)	Represents stock options, shares of restricted stock and restricted stock units that vest in three equal tranches upon the achievement of certain performance targets by the Company.
(2)	Based on the $0.93 per share closing price of the Company’s common stock on the NASDAQ Global Market on December 31, 2011.
(3)	Represents stock options that fully vested on January 30, 2006 and expire 10 years after the date of grant.
(4)	Represents stock options that vest on March 24, 2012.
(5)	Represent stock options that vest in three equal annual tranches over the three year period ending September 20, 2013.
(6)	Represents stock options that vest in three equal annual tranches over the three year period ending April 5, 2014.
(7)

Represents shares of restricted stock, two-thirds of which vest in three equal annual tranches over the three year period ending January 5, 2014 and one-third of which vest in four equal annual tranches over the four-year period ending on January 5, 2015.

(8)

Represents shares of restricted stock which include 23,017 shares that vest in three equal annual tranches over the three year period ending January 5, 2014 and 2,000 shares that vest on June 15, 2012.

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers and restricted stock awards to our named executive officers that vested in 2011.

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise (#)	Value (Loss) Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Darby Seré	36,378	$(1,091)	25,722	$28,090
William C. Rankin	—	—	14,389	$15,758
Philip G. Malone	—	—	6,878	$7,947
Brett S. Camp	—	—	8,642	$9,499
Tony Oviedo	—	—	6,986	$6,568

(1)	Represents the exercise of options granted in 2009 with a three-year ratable vesting period.

(2)

Represents: 1) vesting in March 2011 of the third tranche of restricted stock awards with a three-year ratable vesting period awarded in 2008, in the amounts of 7,273, 4,128, 2,526 and 2,526 shares for Messrs. Seré, Rankin, Malone and Camp, respectively, and 2) vesting in June 2011 of the fourth tranche of restricted stock awards with a five-year ratable vesting period awarded in 2007, in the amount of 2,000 shares for Mr. Oviedo and 3) vesting in September 2011 of the first tranche of restricted stock awards with performance vesting provisions awarded in 2010, in the amounts of 18,449, 10,261, 4,352, 6,116 and 4,986 shares for Messrs. Seré, Rankin, Malone, Camp and Oviedo, respectively.

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, each named executive officer may be entitled to compensation in the event his employment terminates. The amount of the compensation is contingent upon a number of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to the named executive officers have been described in this document, and the table below quantifies the amount that would become payable to each named executive officer as a result of his termination of employment. The amounts shown assume that such termination was effective on December 31, 2011 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of the officer’s termination of employment.

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

The 2006 Long-Term Incentive Plan defines a “Corporate Change” as (a) the dissolution or liquidation of the Company; (b) a reorganization, merger or consolidation of the Company with one or more corporations (other than a merger or consolidation effecting a reincorporation of the Company in another state or any other merger or consolidation in which the stockholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Company and their proportionate interests therein immediately prior to the merger or consolidation) (collectively, a “Corporate Change Merger”); (c) the sale of all or substantially all of the assets of the Company; or (d) the occurrence of a Change in Control. Notwithstanding the foregoing, “Corporate Change” shall not include any public offering of equity of the Company pursuant to a registration statement that is effective under the Securities Act. A “Change in Control” shall be deemed to have occurred if (a) individuals who were directors of the Company immediately prior to a Control Transaction shall cease, within two years of such Control Transaction to constitute a majority of the Board (or of the Board of Directors of any successor to the Company or to a company which has acquired all or substantially all its assets) other than by reason of an increase in the size of the membership of the applicable Board that is approved by at least a majority of the individuals who were directors of the Company immediately prior to such Control Transaction or (b) any entity, person or Group acquires shares of the Company in a transaction or series of transactions that result in such entity, person or Group directly or indirectly owning beneficially 50% or more of the outstanding shares of common stock. As used herein, “Control Transaction” means (a) any tender offer for or acquisition of capital stock of the Company pursuant to which any person, entity, or Group directly or indirectly acquires beneficial ownership of 20% or more of the outstanding shares of common stock; (b) any Corporate Change Merger of the Company; (c) any contested election of directors of the Company; or (d) any combination of the foregoing, any one of which results in a change in voting power sufficient to elect a majority of the Board. As used herein, “Group” means persons who act “in concert” as described in Sections 13(d)(3) and/or 14(d)(2) of the Exchange Act.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR

A CHANGE IN CONTROL

Name and Triggering Event(1)	Cash Severance Payment(2)	Welfare and Similar Benefits(3)	Stock Awards(4)	Option Awards(5)	Total
J. Darby Seré
Death	—	$55,931	—	—	$55,931
Disability	`—	$55,931	—	—	$55,931
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$499,500	$55,931	—	—	$555,431
Good reason termination	$499,500	$55,931	—	—	$555,431
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$499,500	$55,931	$93,101	$22,196	$670,728
Good reason termination	$499,500	$55,931	$93,101	$22,196	$670,728
William C. Rankin
Death	—	$39,478	—	—	$39,478
Disability	—	$39,478	—	—	$39,478
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$396,900	$39,478	—	—	$436,378
Good reason termination	$396,900	$39,478			$436,378
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$396,900	$39,478	$52,237	$12,346	$500,961
Good reason termination	$396,900	$39,478	$52,237	$12,346	$500,961
Philip G. Malone
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	$27,878	$6,906	$34,784
Good reason termination	—	—	$27,878	$6,906	$34,784
Brett S. Camp
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	$31,159	$7,359	$38,518
Good reason termination	—	—	$31,159	$7,359	$38,518
Tony Oviedo (6)
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	—	—	—	—	—
Good reason termination	—	—	—	—	—
After a CIC:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$288,000	$33,988	$32,540	$1,280	$355,808
Good reason termination	$288,000	$33,988	$32,540	$1,280	$355,808

(1)         Amounts in the table represent obligations of the Company under agreements currently in place and valued as of December 31, 2011.

(2)         Amounts listed under “cash severance payment” are payable under the terms of certain named executive officers’ employment or severance agreements.

(3)         Amounts under “Welfare and Similar Benefits” include accrued vacation and the amount that would be paid to each named executive officer whose employment agreement or severance agreement provides for continued medical insurance for a period of time.

(4)        The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded restricted stock as a result of an involuntary termination without cause or a good reason termination within one year of a Corporate Change event. Included in the amounts listed are the values of the shares of restricted stock issued on January 5, 2011 in the Option Exchange Offer.

(5)         The number of shares of common stock underlying options for which vesting is accelerated upon an involuntary termination without cause or a good reason termination within one year of a Corporate Change event for Messrs. Seré, Rankin, Malone, Camp and Oviedo were 317,904, 176,825, 72,519, 105,396 and 66,126, respectively.

(6)         The cash severance payments and welfare and similar benefits amounts for an involuntary termination without cause and for a good reason termination within one year after a Corporate Change event represent obligations of the Company under the Change of Control Severance Agreement dated January 26, 2011.

The amounts shown above with respect to outstanding Company stock option and restricted stock awards were calculated based on a variety of assumptions, including the following: (a) a Corporate Change event occurred on December 31, 2011; (b) a stock price of the Company’s common stock equal to $0.93, which was the closing price of the Company’s shares on December 31, 2011; and (c) upon a Corporate Change, all unvested stock options and restricted stock vest, including those with vesting provisions tied to performance measures which vest as if target performance was achieved.

2011 Director Compensation

Compensation of independent directors is determined by the Board of Directors based upon recommendations prepared by the Compensation Committee. In 2011, each independent, non-employee director was paid an annual retainer of $60,000, 50% of which was paid in shares of common stock on April 5, 2011 in addition to $1,500 for each board meeting and $1,000 for each Committee meeting attended in person. A fee of $200 per hour was paid for all meetings attended by phone. The Chair of the Audit Committee is paid an annual retainer of $10,000; each of the Chairs of the Nominating, Corporate Governance and Ethics Committee and the Compensation Committee receive an annual retainer of $5,000; and the Chair of the Reserves Subcommittee receives an annual retainer of $2,500. All directors are reimbursed for reasonable expenses incurred in connection with their service on our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Hord Armstrong, III	$11,300	$7,491	—	—	—	—	$18,791
James C. Crain	$51,800	$30,000	—	—	—	—	$81,800
Robert E. Creager	$41,300	$21,553	—	—	—	—	$62,853
Stanley L. Graves	$50,500	$30,000	—	—	—	—	$80,500
Charles D. Haynes	$46,800	$30,000	—	—	—	—	$76,800
W. Howard Keenan, Jr.(1)	—	—	—	—	—	—	—
Michael Y. McGovern	$42,900	$30,000	—	—	—	—	$72,900
Gary S. Weber	$42,900	$30,000	—	—	—	—	$72,900

(1)                  Mr. Keenan has waived any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” under the current rules of the listing standards of NASDAQ and SEC rules and regulations. None of the members of the Compensation Committee during fiscal 2011 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which any one of our executive officers is a director. The Compensation Committee is responsible for establishing and administering our executive compensation policies. Members of our Compensation Committee do not have any interlocks with other companies.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

The following table sets forth, as of April 2, 2012, the beneficial ownership of the Company’s common stock, the Company’s Series A Convertible Redeemable Preferred Stock, the only other equity security outstanding, and the Company’s total voting shares, assuming conversion of the preferred stock, by (i) each director and nominee for director of the Company, (ii) the named executive officers listed in the Summary Compensation Table elsewhere in this proxy statement, (iii) all directors and executive officers of the Company as a group and (iv) each person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock or Series A Convertible Redeemable preferred stock.  A person is deemed the beneficial owner of securities if such person owns or has the right to acquire within 60 days of the date of this proxy statement, through exercise or options, conversion of securities or otherwise.  As such, holders of our preferred stock are deemed to own the common stock into which such preferred stock is convertible.

Unless otherwise indicated in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% Of Total Common Shares Outstanding (2)	Number of Series A Preferred Shares Beneficially Owned	% Of Total Series A Preferred Shares Outstanding	Number of Total Voting Shares, (3)	% Of Total Voting Shares (3)

Sherwood Energy, LLC	21,790,584	35.2%	2,832,776	58.6%	21,790,584	28.2%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010

Yorktown Energy Partners IV, L.P.	12,437,072	31.1%	—	—	12,437,072	16.1%
410 Park Avenue
New York, New York 10022

W. Howard Keenan, Jr. (4)	12,624,233	31.3%	11,357	0.2%	12,624,233	16.3%
410 Park Avenue
New York, New York 10022

T. Rowe Price Associates, Inc. (5)	8,065,544	18.4%	482,954	10.3%	8,065,544	10.4%
100 East Pratt Street
Baltimore, Maryland 21202

Gates Capital Management, Inc. (6)	6,215,738	13.9%	593,706	12.7%	6,215,738	8.0%
1177 Avenue of the Americas, 32nd Floor
New York, New York 10036

Central Securities Corporation (7)	3,829,153	9.1%	237,790	5.1%	3,829,153	5.0%
630 Fifth Avenue
New York, New York 10111

J. Darby Seré (8)	2,061,913	6.3%	113,063	2.3%	2,046,294	2.6%
909 Fannin, Suite 1850
Houston, Texas 77010

William C. Rankin (9)	1,160,701	2.9%	—	—	675,133	0.9%
909 Fannin, Suite 1850
Houston, Texas 77010

Philip G. Malone (10)	1,217,744	3.0%	30,238	0.6%	1,163,195	1.5%
5336 Stadium Trace Parkway, Suite 206
Birmingham, Alabama 35244

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% Of Total Common Shares Outstanding (2)	Number of Series A Preferred Shares Beneficially Owned	% Of Total Series A Preferred Shares Outstanding	Number of Total Voting Shares Beneficially Owned, (3)	% Of Total Voting Shares, Outstanding (3)

Brett S. Camp (11)	1,119,060	2.8%	15,118	0.3%	1,052,180	1.4%
5336 Stadium Trace Parkway, Suite 206
Birmingham, Alabama 35244

Stanley L. Graves (12)	177,199	0.4%	7,018	0.1%	175,199	0.2%
909 Fannin, Suite 1850
Houston, Texas 77010

James C. Crain (13)	165,891	0.4%	5,678	0.1%	163,891	0.2%
909 Fannin, Suite 1850
Houston, Texas 77010

Charles D. Haynes (14)	138,214	0.3%	2,730	0.1%	136,214	0.2%
909 Fannin, Suite 1850
Houston, Texas 77010

Gary S. Weber	132,851	0.3%	12,094	0.2%	132,851	0.2%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010

Tony Oviedo (15)	99,237	0.2%	—	—	73,317	0.1%
909 Fannin, Suite 1850
Houston, Texas 77010

Michael Y. McGovern	39,821	0.1%	—	—	39,821	0.1%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010

Robert E. Creager	24,619	0.1%	—	—	24,619	*
909 Fannin, Suite 1850
Houston, TX 77010

All executive officers and directors as a group (twelve persons)	19,501,483	45.6%	197,296	4.1%	18,306,947	23.7%

*                          Less than 0.1%.

(1)                  Unless otherwise indicated, all outstanding shares of common stock and Series A Convertible Redeemable Preferred Stock are held directly with sole voting and investment power. The number of common shares includes shares of common stock which the owner shown above has the right to acquire within 60 days of April 2, 2012 pursuant to the exercise of outstanding stock options and upon conversion of outstanding preferred stock.

(2)                  For purposes of calculating the percent of the common shares held by each owner shown above with a right to acquire common shares, the total number of common shares outstanding excludes shares of common stock which all other persons have the right to acquire within 60 days of April 2, 2012 pursuant to the exercise of outstanding stock options and upon conversion of outstanding preferred stock.

(3)                  Our outstanding preferred stock votes on an as converted basis with the common stock.  As of April 2, 2012, we had outstanding 40,072,491 common shares and 4,838,181 preferred shares which were entitled to 37,216,768 votes, for a total of 77,259,289 voting shares.  The “total voting shares owned” represents the number of votes that the person indicated in the table is entitled to vote by reason of such person’s ownership of common stock and preferred stock as of April 2, 2012.  The “percent of total voting shares” represents the number of votes the person is entitled to vote divided by the total number of votes that may be cast as of April 2, 2012.

(4)                  Includes 12,437,072 shares of common stock beneficially owned by Yorktown Energy Partners IV, L.P. Mr. Keenan is a member and a manager of the general partner of Yorktown Energy Partners IV, L.P. Mr. Keenan disclaims beneficial ownership of all shares held by Yorktown Energy Partners IV, L.P., except to the extent of his pecuniary interest therein.

(5)                  Represents shares of common stock and shares of preferred stock owned at December 31, 2011 based on information contained in a Schedule 13G/A filed on February 10, 2012 with the Securities and Exchange Commission. These shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment advisor with power to direct investments and/or sole power to vote the shares. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares.

(6)                  Represents shares of common stock and shares of preferred stock owned at December 31, 2011 based on information contained in a Schedule 13G/A filed on March 15, 2012 with the Securities and Exchange Commission.

(7)                  Represents shares of common stock and shares of preferred stock owned at December 31, 2011 based on information contained in a Schedule 13G/A filed on February 10, 2012 with the Securities and Exchange Commission.

(8)                  Includes options to purchase up to 555,619 shares of common stock, 97,236 shares of common stock and 11,919 shares of preferred stock that are held in a charitable family foundation of which Mr. Seré shares dispositive power and voting control, 387,063 shares of common stock and 14,593 shares of preferred stock that are held jointly with Mr. Seré’s wife for which Mr. Seré shares dispositive power and voting control, 256,231 shares of common stock and 1,570 shares of preferred stock that are held in a limited partnership under the control of Mr. Seré and for which he holds voting control and dispositive power, 119,557 shares of common stock and 602 shares of preferred stock that are held by a trust whose beneficiaries are Mr. Seré’s children and for which Mr. Seré serves as the trustee and holds voting control and dispositive power, 1,997 shares of common stock and 10,279 shares of preferred stock that are held by a corporation that Mr. Seré controls and for which he holds voting control and dispositive power, 1,900 shares of common stock and 2,900 shares of preferred stock that are held by Mr. Seré’s wife for which Mr. Seré disclaims voting control and dispositive power and 119,557 shares of common stock and 602 shares of preferred stock that are held by a trust whose beneficiaries are Mr. Seré’s children and for which Mr. Seré’s wife serves as trustee for which Mr. Seré disclaims voting control and dispositive power.

(9)                   Includes options to purchase up to 485,568 shares of common stock, 1,216 shares of common stock that are held by a limited liability company wholly owned by Mr. Rankin and for which he holds voting control and dispositive power, 49,500 shares of common stock held by a grantor retained annuity trust for which he holds voting and dispositive power, and 212,325 shares of common stock that are held in a limited partnership under the control of Mr. Rankin, and for which he holds voting and dispositive power.

(10)             Includes options to purchase up to 54,549 shares of common stock, 29,322 shares of preferred stock that are held jointly with Mr. Malone’s wife and 443,684 shares of common stock that are held by Mr. Malone’s wife.

(11)             Includes options to purchase up to 66,880 shares of common stock and 443,684 shares of common stock that are held by Mr. Camp’s wife.

(12)             Includes 5,000 shares of common stock and 608 shares of preferred shares that are held in an SEP account in the name of Mr. Graves, 6,000 shares of common stock and 732 shares of preferred stock that are held jointly with Mr. Graves’ wife  and options to purchase up to 2,000 shares of common stock.

(13)             Includes 1,500 shares of common stock that are held in a family trust of which Mr. Crain is the trustee and has dispositive power and voting control and options to purchase up to 2,000 shares of common stock.

(14)             Includes 100 shares of common stock held by Mr. Haynes’ spouse and options to purchase up to 2,000 shares of common stock.

(15)             Includes options to purchase up to 25,920 shares of common stock.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review and Approval of Transactions with Related Persons

As set forth in our Audit Committee Charter, a current copy of which is available on our website at http://www.geometinc.com, any related party transaction that is required to be disclosed pursuant to SEC regulations must be reviewed and approved by our Audit Committee. Our Audit Committee has adopted a written checklist that governs its review of related party transactions. Our Audit Committee reviews information from our directors, executive officers and other related persons with respect to related person transactions and then determines, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. In the course of its review and approval or ratification of a disclosable related person transaction, consideration is given to:

•                  the nature of the related person’s interest in the transaction;

•                  the material terms of the transaction, including, without limitation, the amount and type of transaction;

•                  the importance of the transaction to the related person;

•                  the importance of the transaction to the Company;

•                  whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•                  any other matters deemed appropriate.

Any director who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.

All of our employees, including our executive officers and directors, are subject to our Code of Business Conduct and Ethics, which is also available on our website. Our Code of Business Conduct and Ethics sets forth policy guidelines aimed at preventing any conflicts of interest with our company. Our Code of Business Conduct and Ethics further imposes prohibitions and duties designed to prevent employees, officers and directors from taking personal advantage of corporate opportunities. Our code of conduct is subject to an agreement we have with James C. Crain, W. Howard Keenan, Jr. and Yorktown Energy Partners IV, L.P. which states that we will have no interest in a business opportunity received by such persons, unless the business opportunity arose solely from such person’s membership on our board.  In addition, we have entered into a similar agreement with Sherwood Energy, LLC. Any exceptions to these policies require management and the Board of Directors to be fully informed and to determine that any undertaking is consistent with the Company’s business objectives.

Board Independence

The Board has determined that each of the following directors and director nominees is “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ:

•                  James C. Crain

•                  Robert E. Creager

•                  Stanley L. Graves

•                  Charles D. Haynes

•                  W. Howard Keenan, Jr.

•                  Michael Y. McGovern

•                  Gary S. Weber

The Board has determined that each of the current members of the Audit Committee, the Nominating, Corporate Governance and Ethics Committee and the Compensation Committees of the Board of Directors is “independent” within the rules set forth in the listing standards of NASDAQ.

The Board has also determined that each of J. Darby Seré, William C. Rankin and Philip G. Malone, Manager of Geology, is not “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ. The Board has determined that not all of the members of the Executive Committee during 2011 were “independent” within the rules set forth in the listing standards of NASDAQ.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2011 and 2010, the Audit Committee retained Deloitte & Touche LLP to provide services to us in the following categories and amounts.

Audit Fees

The aggregate fees paid or to be paid to Deloitte & Touche LLP for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the audit of the consolidated financial statements included in the annual report on Form 10-K for the fiscal years ended December 31, 2011 and 2010 were $575,000 and $633,000, respectively.

All Other Fees

The aggregate fees paid or to be paid to Deloitte & Touche LLP for services other than audit fees for the fiscal year ended December 31, 2011 were $115,000 and were primarily related to an acquisition. The aggregate fees paid or to be paid to Deloitte & Touche LLP for services other than audit fees for the fiscal year ended December 31, 2010 were $50,000 and were primarily related to a rights offering and backstop transaction completed in 2010.

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

All services for fiscal 2011 and 2010 set forth above were pre-approved by the Audit Committee, which determined that such services would not impair the independence of our auditor and are consistent with the SEC’s rules on auditor independence.

PART IV

ITEM 15.               EXHIBITS

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description

31.1(b)	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(b)	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2012.

GEOMET, INC.

By:	/s/ WILLIAM C. RANKIN
Name:	William C. Rankin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TONY OVIEDO
Name:	Tony Oviedo
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1(b)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.