Form 10-Q/A
period 2012-03-31
GeoMet, Inc.
filed 2012-05-16
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 15, 2012, GeoMet, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 with the Securities and Exchange Commission. The Company is amending such Quarterly Report on Form 10-Q for such quarter to correct three typographical errors as follows:

	As Amended	As Originally Filed
Three Months Ended March 31, 2012
Net (loss) income	$(54,948,004)	$54,948,004
Net loss available to common stockholders	$(54,651,385)	$54,651,385
March 31, 2012
Total Liabilities, Mezzanine and Stockholders’ (Deficit) Equity	$199,214,780	$119,214,780

Part I. FINANCIAL INFORMATION

Item  1.                                  Financial Statements

GEOMET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$791,175	$457,865
Accounts receivable, net of allowance of $17,634 at March 31, 2012 and December 31, 2011	4,352,049	4,402,065
Inventory	596,750	597,197
Derivative asset—natural gas contracts	24,037,749	20,685,187
Other current assets	1,077,438	1,141,310

Total current assets	30,855,161	27,283,624

Gas properties—utilizing the full cost method of accounting:
Proved gas properties	562,271,607	561,451,504
Other property and equipment	3,706,034	3,671,123

Total property and equipment	565,977,641	565,122,627
Less accumulated depreciation, depletion, amortization and impairment of gas properties	(408,726,740)	(388,730,093)

Property and equipment—net	157,250,901	176,392,534

Other noncurrent assets:
Derivative asset—natural gas contracts	1,092,869	1,765,450
Deferred income taxes	6,665,414	48,171,298
Other	3,350,435	3,532,882

Total other noncurrent assets	11,108,718	53,469,630

TOTAL ASSETS	$199,214,780	$257,145,788

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$7,942,589	$7,500,768
Accrued liabilities	3,817,686	3,936,070
Deferred income taxes	6,665,414	4,153,099
Asset retirement liability	31,127	32,028
Current portion of long-term debt	93,860	91,757

Total current liabilities	18,550,676	15,713,722

Long-term debt	149,747,394	158,171,662
Asset retirement liability	8,347,851	8,138,551
Other long-term accrued liabilities	—	8,145

TOTAL LIABILITIES	176,645,921	182,032,080

Commitments and contingencies (Note 12)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $46,916,320; $.001 par value; 7,401,832 shares authorized, 4,691,632 and 4,549,537 shares were issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	30,466,675	28,482,624
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; issued and outstanding 40,071,320 and 40,010,188 at March 31, 2012 and December 31, 2011, respectively	40,071	40,010
Treasury stock—10,432 shares at March 31, 2012 and December 31, 2011	(94,424)	(94,424)
Paid-in capital	198,771,087	200,344,209
Accumulated other comprehensive loss	(1,317,376)	(1,309,926)
Retained deficit	(205,052,333)	(152,104,329)
Less notes receivable	(244,841)	(244,456)

Total stockholders’ (deficit) equity	(7,897,816)	46,631,084

TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ (DEFICIT) EQUITY	$199,214,780	$257,145,788

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