Form 10-Q
period 2013-09-30
GeoMet, Inc.
filed 2013-11-14
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 1, 2013, 40,662,749 shares and 5,818,807 shares, respectively, of the registrant’s common stock and preferred stock, par value $0.001 per share, were outstanding.

Part I. FINANCIAL INFORMATION

Item  1.                                Financial Statements

GEOMET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,704,630	$7,234,225
Accounts receivable, net of allowance of $14,744 and $17,634 at September 30, 2013 and December 31, 2012, respectively	2,613,257	6,248,819
Inventory	—	262,885
Derivative asset—natural gas contracts	371,025	3,929,767
Other current assets	941,331	1,437,819
Total current assets	13,630,243	19,113,515
Gas properties—utilizing the full cost method of accounting:
Proved gas properties	333,396,454	539,077,119
Other property and equipment	3,294,083	3,749,621
Total property and equipment	336,690,537	542,826,740
Less accumulated depreciation, depletion, amortization and impairment of gas properties	(293,173,690)	(467,702,053)
Property and equipment—net	43,516,847	75,124,687
Other noncurrent assets:
Deferred income taxes	105,733	1,125,804
Other	1,100,268	962,451
Total other noncurrent assets	1,206,001	2,088,255
TOTAL ASSETS	$58,353,091	$96,326,457
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,146,338	$5,728,879
Royalties payable	3,622,600	3,830,904
Accrued liabilities	913,335	1,793,946
Deferred income taxes	105,733	1,125,804
Derivative liability—natural gas contracts	—	919,572
Asset retirement obligations	180,183	73,706
Current portion of long-term debt	74,000,000	10,300,000
Total current liabilities	81,968,189	23,772,811
Long-term debt	—	129,000,000
Asset retirement obligations	9,490,684	13,235,318
Derivative liability—natural gas contracts	571,386	1,636,348
Other long-term accrued liabilities	120,996	143,682
TOTAL LIABILITIES	92,151,255	167,788,159
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $58,188,070; $.001 par value; 7,401,832 shares authorized, 5,818,807 and 5,305,865 shares were issued and outstanding at September 30, 2013 and December 31, 2012, respectively	41,197,933	35,851,887
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,662,749 and 40,690,077 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	40,663	40,690
Treasury stock—10,432 shares at September 30, 2013 and December 31, 2012	(94,424)	(94,424)
Paid-in capital	189,690,990	195,033,585
Accumulated other comprehensive loss	(22,233)	(53,020)
Retained deficit	(264,611,093)	(302,057,496)
Less notes receivable	—	(182,924)
Total stockholders’ deficit	(74,996,097)	(107,313,589)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$58,353,091	$96,326,457

See accompanying Notes to Consolidated Financial Statements (Unaudited)

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gas sales	$7,391,747	$9,609,586	$30,324,181	$27,464,729
Operating fees	21,325	55,439	104,394	190,650
Total revenues	7,413,072	9,665,025	30,428,575	27,655,379
Operating expenses:
Lease operating expense	2,022,962	4,417,390	10,615,069	13,350,417
Compression and transportation expense	1,778,752	2,217,610	5,485,553	6,757,864
Production taxes	419,332	442,129	1,617,249	1,276,215
Depreciation, depletion and amortization	869,787	2,539,531	3,746,930	9,460,420
Impairment of gas properties	—	25,431,734	—	83,467,022
General and administrative	1,049,372	1,097,308	3,456,126	3,765,475
Restructuring costs	6,000	187,597	93,584	952,830
(Gains) losses on natural gas derivatives	(625,328)	4,783,942	760,142	(341,525)
Total operating expenses	5,520,877	41,117,241	25,774,653	118,688,718

(Loss) gain on the sale of Properties in Alabama	(187,298)	—	36,948,313	—

Operating income (loss)	1,704,897	(31,452,216)	41,602,235	(91,033,339)

Other income (expense):
Interest income	432	814	1,280	5,113
Interest expense	(857,847)	(1,513,684)	(4,093,452)	(4,057,927)
Write off of debt issuance costs	—	(1,377,520)	—	(1,377,520)
Other	(9,564)	943	(44,910)	(3,156)
Total other income (expense):	(866,979)	(2,889,447)	(4,137,082)	(5,433,490)

Income (loss) before income taxes from continuing operations	837,918	(34,341,663)	37,465,153	(96,466,829)
Income tax expense	(6,250)	(6,250)	(18,750)	(44,036,950)

Income (loss) from continuing operations	831,668	(34,347,913)	37,446,403	(140,503,779)
Discontinued operations, net of tax	—	(25,655)	—	(722,036)

Net income (loss)	$831,668	$(34,373,568)	$37,446,403	$(141,225,815)
Accretion of Series A Convertible Redeemable Preferred Stock	(598,611)	(485,338)	(1,624,984)	(1,418,307)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(1,277,889)	(903,912)	(3,721,062)	(2,764,257)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(634)	(689)	(1,835)	(1,985)
Net (loss) income available to common stockholders	$(1,045,466)	$(35,763,507)	$32,098,522	$(145,410,364)

Net (loss) income per common share—basic:
Net (loss) income per common share from continuing operations	$(0.03)	$(0.89)	$0.79	$(3.61)
Net loss per common share from discontinued operations	—	—	—	(0.02)
Net (loss) income per common share—basic	$(0.03)	$(0.89)	$0.79	$(3.63)

Net (loss) income per common share—diluted:
Net (loss) income per common share from continuing operations	$(0.03)	$(0.89)	$0.45	$(3.61)
Net loss per common share from discontinued operations	—	—	—	(0.02)
Net (loss) income per common share—diluted	$(0.03)	$(0.89)	$0.45	$(3.63)

Weighted average number of common shares:
Basic	40,485,875	40,286,573	40,473,460	40,018,778
Diluted	40,485,875	40,286,573	82,707,070	40,018,778

See accompanying Notes to Consolidated Financial Statements (Unaudited)

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$831,668	$(34,373,568)	$37,446,403	$(141,225,815)
Gain on foreign currency translation adjustment	45,198	14,240	36,080	2,019
Reclassification adjustment for loss on foreign currency translation included in net loss	—	—	—	1,307,906
Unrealized (loss) gain on available for sale securities	35,116	(19,454)	(5,293)	31,738

Other comprehensive income (loss)	$911,982	$(34,378,782)	$37,477,190	$(139,884,152)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

GEOMET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$37,446,403	$(141,225,815)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	3,746,930	9,458,700
Impairment of gas properties	—	83,467,022
Amortization of debt issuance costs	685,422	530,799
Write off of debt issuance costs	—	1,377,520
Deferred income tax expense	—	44,018,200
Unrealized losses from the change in market value of open derivative contracts	1,574,208	13,258,958
Stock-based compensation	188,209	512,377
Gain on the sale of Properties in Alabama	(36,948,313)	—
Loss on sale of Hudson’s Hope Gas, Ltd.	—	683,154
Loss on sale of other assets	53,366	5,200
Accretion expense—asset retirement obligation	822,601	584,813
Changes in operating assets and liabilities:
Accounts receivable	4,019,863	(13,052)
Other assets	(419,572)	193,953
Accounts payable	(2,724,252)	1,577,480
Other accrued liabilities	(840,525)	(833,930)

Net cash provided by operating activities	7,604,340	13,595,379

Cash flows provided by investing activities:
Capital expenditures	(580,323)	(856,655)
Return of original basis through the settlement of natural gas derivative contracts	—	7,147,696
Net proceeds from the sale of Properties in Alabama	60,732,775	—
Proceeds from sale of other property and equipment	19,276	3,500

Net cash provided by investing activities	60,171,728	6,294,541

Cash flows used in financing activities:
Proceeds from revolving credit facility borrowings	—	10,500,000
Payments on revolving credit facility	(65,300,000)	(22,800,000)
Deferred financing costs	(3,801)	(853,578)
Payments on other debt	—	(188,965)
Purchase and cancellation of treasury stock	(27)	(2,039)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(1,835)	(1,985)

Net cash used in financing activities	(65,305,663)	(13,346,567)
Effect of exchange rate changes on cash	—	5,115

Increase in cash and cash equivalents	2,470,405	6,548,468
Cash and cash equivalents at beginning of period	7,234,225	457,865

Cash and cash equivalents at end of period	$9,704,630	$7,006,333

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,169,622	$5,960,054

Cash paid during the period for income taxes	$18,750	$18,750

Significant noncash investing and financing activities:
Accrued capital expenditures	$30,380	$609,017
Fair value of common stock received in exchange for Hudson’s Hope Gas, Ltd.	$—	$293,769

See accompanying Notes to Consolidated Financial Statements (Unaudited)

GEOMET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Organization and Our Business

GeoMet, Inc. (“GeoMet,” “Company,” “we,” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000. We are primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production is CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator, developer and producer of coalbed methane properties since 1993. Subsequent to the asset sale discussed in Note 2— Sale of Coalbed Methane Properties in Alabama, our core area of operations is the Central Appalachian Basin of Virginia and West Virginia. We also own additional coalbed methane development rights, principally in Virginia and West Virginia.

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with the guidelines of interim reporting; therefore, they do not include all disclosures required for our year-end audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim period results are not necessarily indicative of results of operations or cash flows for the full year. These unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2012 and the accompanying notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013.

Note 2— Sale of Coalbed Methane Properties in Alabama

On June 14, 2013, the Company closed the sale of all of its coal bed methane properties located in the state of Alabama. The sale resulted in proceeds of approximately $62.0 million after purchase price adjustments of $1.2 million to account for net cash flows from the effective date to the closing date. Simultaneously with the close of the property sale, approximately $57.0 million was used to repay outstanding borrowings under the Company’s Credit Agreement and $5.0 million was held in reserve to pay transaction related costs and expenses, including the liquidation of certain natural gas hedge positions. After this repayment, borrowings outstanding under the Credit Agreement totaled $77.0 million. In connection with this repayment the Company no longer has a borrowing base deficiency under the Credit Agreement. The next scheduled borrowing base determination is expected to occur on or around December 15, 2013 and will be based on the Company’s reserves at June 30, 2013. The Credit Agreement continues to have a maturity date of April 1, 2014.

GeoMet’s net interest in the properties sold produced approximately 9,700 Mcf of natural gas per day during the month of March 2013 (the effective date of the sale was April 1, 2013), or approximately 29% of GeoMet’s total production for this time period. As of April 1, 2013 and based on SEC guidelines, GeoMet’s net proved reserves attributable to the coalbed methane properties in Alabama being sold were estimated to be approximately 43 Bcf, all classified as proved developed reserves.

Total gain on the sale included the following:

Cash proceeds	$62,007,639
Buyer’s assumption of asset retirement obligations	4,411,201
Buyer’s assumption of other liabilities	164,108
Net book value of sold gas properties	(27,998,835)
Net book value of sold inventory	(133,732)
Net book value of sold equipment	(108,642)
Transaction costs	(1,120,654)
Post-closing purchase price adjustments (1)	(272,772)
Total gain on sale	$36,948,313

(1)                  Post-closing purchase price adjustments results from actual operating revenues and expenses realized related to properties sold that differed from the amounts estimated at the time of closing.

No current federal or state income taxes payable were recorded in conjunction with the sale of the Alabama properties which is the result of 2013 tax basis operating losses generated in the normal course of business that are estimated to be available to offset the taxable gain. Additionally, our net deferred tax asset and the offsetting valuation allowance recorded against it were both reduced by $14.1 million as a result of recording the gain on the sale of assets. At September 30, 2013, the remaining net deferred tax asset is $82.5 million for which a full valuation allowance remains recorded against it.

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the transaction was consummated on January 1, 2012 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable. As such, included in Net income (loss), Net (loss) income available to common stockholders and Net (loss) income per common share (basic and diluted) is the total gain on sale of $36,948,313.

Consolidated Pro Forma Information

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Revenue	$7,415,443	$6,679,319	$24,186,419	$19,215,088
Income (loss) from continuing operations	$1,705,427	$(25,432,968)	$38,801,724	$(66,600,078)
Net income (loss)	$1,302,969	$(26,473,538)	$36,363,683	$(114,527,415)
Net (loss) income available to common stockholders	$(574,165)	$(27,863,477)	$31,015,802	$(118,711,964)
Net (loss) income per common share—basic	$(0.01)	$(0.69)	$0.77	$(2.99)
Net (loss) income per common share—diluted	$(0.01)	$(0.69)	$0.44	$(2.99)

Note 3— Going Concern and Management’s Plans

We previously disclosed our engagement of FBR Capital Markets & Co. to assist the Company in exploring strategic alternatives. We have concluded that process, and have engaged Lantana Oil & Gas Partners to assist us in pursuing the possible sale of all or substantially all of our assets.

We currently anticipate that any such sale transaction would be followed by either a merger or a liquidation and distribution of our remaining assets in accordance with applicable law.  Generally, in a dissolution, the net proceeds of a sale would be used to repay the amount outstanding under our Credit Agreement and make adequate provision for satisfaction of other known or contingent payment obligations. Remaining assets, if any, would first be used to satisfy all or a portion of the liquidation preference of our outstanding Preferred Stock, then, if any assets remained, be made available for distribution to the holders of our common stock.

Any such sale of assets, and any subsequent merger or liquidation, would require approval by (i) our board of directors, (ii) the holders of a majority of our Preferred Stock (voting separately as a class), and (iii) the holders of a majority of our outstanding shares with holders of the Preferred Stock voting with the common stock on an as-converted basis. On an as-converted basis, the Preferred Stock currently represents approximately 52% of the outstanding shares and therefore would have the ability to control any vote requiring the approval of our shareholders, including a vote to approve a sale transaction and any subsequent merger or liquidation.

No assurance can be given that a suitable proposal for the sale of all or substantially all of our assets will be presented, that any sale transaction will be consummated, or the terms or structure of any transaction if such a sale transaction is consummated.

Although our recent sale of assets brought us into conformity with the borrowing base under our Credit Agreement, we remain highly leveraged.  In addition, our Credit Agreement matures on April 1, 2014, and no assurances can be made that we will be able to refinance, repay or further extend the maturity date of the Credit Agreement.  Also, as of September 30, 2013, we had a working capital deficit of $68.3 million, a retained deficit of $264.6 million and stockholders’ deficit of $75.0 million.  Depressed natural gas prices in 2012 resulted in significant property impairments and full valuation of our deferred tax assets during 2012. On April 2, 2013, all the indebtedness under our Credit Agreement was reclassified to current liabilities.  In addition, our Preferred Stock continues to accrue a dividend of 12.5% per annum, which we have been paying through the issuance of additional shares of Preferred Stock.  Beginning in September 2015, dividends on the Preferred Stock will accrue at 9.6% per annum and be payable in cash.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. The accompanying consolidated financial statements (unaudited) have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern.

In the event the assumption of the continuation of the Company as a going concern was no longer appropriate, the Company would implement the liquidation basis of accounting. Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the authorization of a plan for liquidation, would be adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing a plan for liquidation, would be stated at their estimated settlement amounts.

Note 4—Recent Pronouncements

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are presently assessing the potential impact of ASU 2013-11.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Note 5—Net (Loss) Income Per Common Share

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net (loss) income available to common stockholders—basic	$(1,045,466)	$(35,763,507)	$32,098,522	$(145,410,364)
Dilutive related add back:
Accretion of Preferred Stock	—	—	1,624,984	—
Paid-in-kind dividends on Preferred Stock	—	—	3,721,062	—
Cash dividends paid on Preferred Stock	—	—	1,835	—

Net (loss) income available to common stockholders—diluted	$(1,045,466)	$(35,763,507)	$37,446,403	$(145,410,364)
Net (loss) income per common share—basic:
Net (loss) income per common share from continuing operations	$(0.03)	$(0.89)	$0.79	$(3.61)
Net loss per common share from discontinued operations	—	—	—	(0.02)
Net (loss) income per common share—basic	$(0.03)	$(0.89)	$0.79	$(3.63)

Net (loss) income per common share—diluted:
Net (loss) income per common share from continuing operations	$(0.03)	$(0.89)	$0.45	$(3.61)
Net loss per common share from discontinued operations	—	—	—	(0.02)
Net (loss) income per common share—diluted	$(0.03)	$(0.89)	$0.45	$(3.63)
Weighted average number of common shares:
Basic	40,485,875	40,286,573	40,473,460	40,018,778
Potentially dilutive securities:
Preferred stock	—	—	42,117,057	—
Restricted stock units	—	—	116,553	—
Diluted	40,485,875	40,286,573	82,707,070	40,018,778

Net income per common share—basic for the nine months ended September 30, 2013 included $0.91 per common share, net of $0 tax, resulting solely from the Gain on the sale of Properties in Alabama. Net income per common share—diluted for the nine months ended September 30, 2013 included $0.45 per common share, net of $0 tax, resulting from the Gain on the sale of Properties in Alabama.

Net loss per common share—diluted for the three months ended September 30, 2013 excluded the effect of outstanding options exercisable to purchase 1,591,920 shares, 116,553 weighted average restricted stock units for which common shares are distributed upon achievement of certain performance targets, 176,935 weighted average restricted shares outstanding, and 5,644,456 weighted average shares of Series A Convertible Redeemable Preferred Stock (43,418,898 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported a net loss available to common stockholders which caused the options, restricted stock units, restricted shares and preferred shares to be anti-dilutive.

Net income per common share—diluted for the nine months ended September 30, 2013 excluded the effect of outstanding exercisable options to purchase 1,591,920 shares and 204,833 weighted average restricted shares outstanding because they were assumed reacquired under the treasury stock method.

Net loss per common share—diluted for the three months ended September 30, 2012 excluded the effect of outstanding options exercisable to purchase 2,397,603 shares, 116,732 weighted average restricted stock units for which common shares are distributed upon achievement of certain performance targets, 273,301 weighted average restricted shares outstanding, and 4,838,181 weighted average shares of Series A Convertible Redeemable Preferred Stock (37,216,776 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported a net loss available to common stockholders which caused the options, restricted stock units, restricted shares and preferred shares to be anti-dilutive.

Net loss per common share—diluted for the nine months ended September 30, 2012 excluded the effect of outstanding options exercisable to purchase 2,397,603 shares, 170,570 weighted average restricted stock units for which common shares are distributed upon achievement of certain performance targets, 262,896 weighted average restricted shares outstanding, and 4,549,537 weighted average shares of Series A Convertible Redeemable Preferred Stock (34,996,440 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported a net loss available to common stockholders which caused the options, restricted stock units, restricted shares and preferred shares to be anti-dilutive.

Note 6—Discontinued Operations

On June 20, 2012, we disposed of Hudson’s Hope Gas, Ltd., a subsidiary which held our Canadian gas properties, in exchange for two million shares of Canada Energy Partners, Inc. (“CEP Shares”) which were restricted from being sold before June 20, 2013. We recognized a loss on the disposition in the amount of $0.7 million, which was made up of a $1.3 million loss related to the currency translation adjustment, offset by $0.3 million in asset retirement obligations conveyed to the buyer and the proceeds consisting of the $0.3 million in estimated fair value of the CEP shares received. The loss on this disposition has been included in Discontinued operations, net of tax, in the Consolidated Statements of Operations (Unaudited). Additionally, all historical operating results related to the disposed company have been removed from Operating (loss) income and included in Discontinued operations, net of tax, in the Consolidated Statements of Operations (Unaudited) for the periods presented.

As a result of the disposition, we are classifying these activities as a discontinued operation for all the periods presented. Results for activities reported as discontinued operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Revenues	$—	$—	$—	$—
Total operating benefit (expenses)	—	—	—	(13,123)

Operating income (loss)	—	—	—	(13,123)
Loss on sale of Hudson’s Hope, Ltd.	—	—	—	(683,154)
Other income (expense)	—	(25,655)	—	(25,759)
Income tax expense	—	—	—	—

Net loss	$—	$(25,655)	$—	$(722,036)

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

For the twelve months ended September 30, 2013, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $3.62 per Mcf, resulting in a natural gas price of $3.68 per Mcf when adjusted for regional price differentials. Based on the ceiling test performed utilizing the aforementioned prices, no write-down of the carrying value of our U.S. full cost pool was required at September 30, 2013.

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

In accordance with the full cost method of accounting for gas properties as prescribed by the SEC, sales of oil and gas reserves in place are generally accounted for as adjustments of capitalized cost, with no gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center (i.e. depletion rate).  A significant alteration would not ordinarily be expected to occur for sales involving less than 25 percent of the reserve quantities of a given cost center.  The sale of the Alabama gas properties, as disclosed in Note 2— Sale of Coalbed Methane Properties in Alabama, would have significantly altered the depletion rate. As such, a gain on the sale was recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013.

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

The following table details the changes to our asset retirement liability for the nine months ended September 30, 2013:

Current portion of liability at January 1, 2013	$73,706
Add: Long-term asset retirement liability at January 1, 2013	13,235,318
Asset retirement liability at January 1, 2013	13,309,024
Buyer’s assumption of asset retirement obligations	(4,411,201)
Revision of estimates	103,287
Settlements	(152,844)
Accretion	822,601
Asset retirement liability at September 30, 2013	9,670,867
Less: Current portion of liability	(180,183)
Long-term asset retirement liability	$9,490,684

Note 9—Derivative Instruments and Hedging Activities

The energy markets have historically been volatile, and there can be no assurance that future natural gas prices will not be subject to wide fluctuations. At September 30, 2013, we do not have the ability to enter into natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

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

Commodity Price Risk and Related Hedging Activities

At September 30, 2013, we had the following natural gas derivative contracts:

Contract Type	Period	Volume (MMBtu)	Fixed Price or Sold Ceiling/ Bought Floor	Derivative asset— current	Derivative liability— non-current	Total Fair Value of Contract
Swap	October 2013 through December 2013	552,000	$3.60	$2,406	$—	$2,406
Swap	October 2013	248,000	$3.81	77,362	—	77,362
Swap	November 2013 through March 2014 (1)	1,208,000	$3.81	60,100	—	60,100
Swap	October 2013 through March 2014	1,096,000	$3.82	162,168	—	162,168
Collar	January 2014 through December 2015	3,650,000	$4.30/$3.60	76,986	(210,846)	(133,860)
Collar	January 2014 through December 2015	3,650,000	$4.20/$3.50	(7,997)	(360,540)	(368,537)
		10,404,000		$371,025	$(571,386)	$(200,361)

(1)                  On October 2, 2013, the Company terminated the $3.81 swap position for a total of 1,208,000 MMBtus for the period November 2013 through March 2014 for which the Company received $60,100.

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

We estimate the fair value of our natural gas derivative contracts using the income approach. The income approach uses valuation techniques that convert future cash flows to a single discounted value. In order to estimate the fair value of our natural gas derivative contracts, a forward price curve and volatility estimates were compiled from sources that include NYMEX settlements and observed trading activity in the Over-the-Counter (“OTC”) markets. Pricing estimates for the theoretical market value of hedge positions were developed using analytical models accepted and employed by a broad cross-section of industry participants. To extrapolate future cash flows, discount factors incorporating our counterparties’ and our credit standing are used to discount future cash flows. The estimated fair value of our natural gas derivative contracts also reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our counterparties’ and our credit risk, we have considered the effect of credit risk on the fair value of our natural gas derivative contracts. The consideration for discounting our counterparties’ liabilities (our assets) was based on the difference between the S&P credit rating of a comparable company to our counterparties and the 1-Year Treasury bill rate, both at the reporting date. The consideration for discounting our liabilities was based on the difference between the market weighted average cost of debt capital plus a premium over the capital asset pricing model and the 1-Year Treasury bill rate.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2013. Based on the use of observable market inputs, we have designated these types of instruments designated below as Level 2. The fair value of our Level 2 derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas hedge positions	Derivative asset (current)	$371,025	Derivative asset (current)	$3,929,767	Derivative liability (current)	$—	Derivative liability (current)	$919,572
Natural gas hedge positions	Derivative asset (non- current)	—	Derivative asset (non- current)	—	Derivative liability (non- current)	571,386	Derivative liability (non-current)	1,636,348
Total derivatives not designated as hedging instruments		$371,025		$3,929,767		$571,386		$2,555,920

The (gains) losses on our hedging instruments included in the unaudited Consolidated Statements of Operations are as follows:

The Effect of Derivative Instruments on the Unaudited Consolidated Statements of

Operations for the Three and Nine Months Ended September 30, 2013 and 2012

		Amount of (Gain) or Loss Recognized in Income on Derivative
	Location of (Gain)	Three Months Ended		Nine months Ended
	or Loss Recognized in	September 30,		September 30,
Derivatives	Income on Derivative	2013	2012	2013	2012

Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar/swap settled positions	(Gains) losses on natural gas derivatives	$(361,448)	$(3,496,348)	$(2,021,116)	$(13,600,483)
Natural gas swap positions terminated (1)	(Gains) losses on natural gas derivatives	—	—	1,207,050	—
Natural gas collar/swap unsettled positions	(Gains) losses on natural gas derivatives	(263,880)	8,280,290	1,574,208	13,258,958

Total (gain) loss		$(625,328)	$4,783,942	$760,142	$(341,525)

(1)  The natural gas swap positions were terminated in order to prevent the Company from being over-hedged after the closing of the sale of its coalbed methane properties in Alabama.

Note 10—Investment in Canada Energy Partners

At September 30, 2013 and December 31, 2012, we own two million shares of Canada Energy Partners (“CEP”), discussed in Note 6—Discontinued Operations, which we classify as available for sale and record at fair value in Other noncurrent assets on the Consolidated Balance Sheets (Unaudited) based on the closing price of the shares on the TSX Venture Exchange on that date. Gains or losses related to both market price fluctuation and currency translation adjustment on the shares of CEP are held in Accumulated other comprehensive loss in the Consolidated Balance Sheets (Unaudited). At September 30, 2013 and December 31, 2012, the value of the shares recorded in Other noncurrent assets was $271,536 and $240,749, respectively, using a Level 1 input. Accumulated other comprehensive loss of $22,233 in the Consolidated Balance Sheets (Unaudited) as of September 30, 2013 consisted of a $25,582 cumulative decrease in market value offset by a $3,349 cumulative gain related to currency translation on the CEP shares. Accumulated other comprehensive loss of $53,020 in the Consolidated Balance Sheets (Unaudited) as of December 31, 2012 consisted of a $61,661 cumulative decrease in market value offset by a $8,641 cumulative gain related to currency translation on the CEP shares.

Note 11—Long-Term Debt

Under our Credit Agreement, outstanding borrowings may not exceed a borrowing base determined by the lenders.  During 2012, the amounts borrowed under our Credit Agreement exceeded the borrowing base.  Borrowings under the Credit Agreement at August 8, 2012 totaled $148.6 million. On August 8, 2012, in connection with the excess of borrowings over the borrowing base, we amended the Credit Agreement to provide for a tranche A loan in the amount of our borrowing base and a tranche B loan in the amount of the borrowing base deficiency.

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

With the closing of the sale of its coalbed methane properties in Alabama, the Company retained a $5.0 million reserve to be disbursed from time to time solely to pay transaction related costs as defined in the Credit Agreement, as amended, until the final settlement date of December 31, 2013, at which time, any remaining reserve shall be used to repay the outstanding principal balance under the Credit Agreement. At September 30, 2013, a reserve of $1.8 million remained in Cash and cash equivalents in the Consolidated Balance Sheets (Unaudited). Any unused portion of the reserve will be payable to the bank on December 31, 2013.

The Credit Agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base. As a result, the current outstanding loans, once repaid, may not be re-borrowed by the Company. All outstanding borrowings under the Credit Agreement are due and payable on April 1, 2014. The Credit Agreement provides for interest to accrue at a rate calculated, at our option, at the Adjusted Base Rate plus a margin of 2.00% or the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin of 3.00%. Adjusted Base Rate is defined to be the greater of (i) the agent’s base rate or (ii) the federal funds rate plus one half of one percent or (iii) the LIBOR Rate plus a margin of 1.00%. All financial covenants were deleted by the Amendment and were replaced with a capital expenditure covenant (a maximum of $1.5 million in 2012 and $1.5 million in 2013). As of September 30, 2013, we had $74.0 million of borrowings outstanding under our Credit Agreement. As of September 30, 2013, the interest rates applied to borrowings were 3.24%.

For the three months ended September 30, 2013, we had no borrowings and made payments of $3.0 million under the Credit Agreement. For the three months ended September 30, 2012, we borrowed no amounts and made payments of $3.0 million under the Credit Agreement. For the three months ended September 30, 2013 and 2012, interest on the borrowings averaged 3.28% and 3.50% per annum, respectively.

For the nine months ended September 30, 2013, we had no borrowings and made payments of $65.3 million under the Credit Agreement. For the nine months ended September 30, 2012, we borrowed $10.5 million and made payments of $22.8 million under the Credit Agreement. For the nine months ended September 30, 2013 and 2012, interest on the borrowings averaged 4.03% and 3.12% per annum, respectively.

The following is a summary of our long-term debt at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Borrowings under Credit Agreement	$74,000,000	$139,300,000
Less current maturities included in current liabilities	(74,000,000)	(10,300,000)

Total long-term debt	$—	$129,000,000

We record our debt instruments based on contractual terms. We did not elect to apply the fair value option for recording financial assets and financial liabilities. We measure the fair value of our debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 or 2 within the fair value hierarchy. Fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our credit risk, we have considered the effect of our credit risk on the fair value of the long-term debt. This consideration involved discounting our long-term debt based on the difference between the market weighted average cost of equity capital plus a premium over the capital asset pricing model and the stated interest rates of the debt instruments included in our long-term debt.  The fair value of long-term debt at September 30, 2013 and December 31, 2012 was estimated to be approximately $72.9 million and $121.6 million, respectively.

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $143.4 million and $148.0 million, respectively, at September 30, 2013 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $137.8 million and $127.0 million, respectively, at December 31, 2012 that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2022 and the last one expires in 2032.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd., as described in Note 6—Discontinued Operations, of approximately $33.9 million at September 30, 2013 that is available to reduce future taxable capital gains and expiring in 2017.

At September 30, 2013, we have a valuation allowance of $82.4 million recorded against our net deferred tax asset which includes $69.6 million related to our U.S. operations and $12.8 million related to the capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd., as described in Note 6—Discontinued Operations.

A reconciliation of the effective tax rate to the statutory rate for the three months ended September 30, 2013 is as follows:

	Total
Amount computed using statutory rates	$284,892	34.00%
State income taxes—net of federal benefit	7,809	0.93%
Reduction of valuation allowance	(722,406)	-86.21%
Nondeductible items and other	435,955	52.03%
Income tax provision	$6,250	0.75%

A reconciliation of the effective tax rate to the statutory rate for the nine months ended September 30, 2013 is as follows:

	Total
Amount computed using statutory rates	$12,738,152	34.00%
State income taxes—net of federal benefit	883,815	2.36%
Reduction of valuation allowance	(14,194,949)	-37.89%
Nondeductible items and other	591,732	1.58%
Income tax provision	$18,750	0.05%

Note 13—Common Stock

At September 30, 2013 and December 31, 2012, there were 40,662,749 and 40,690,077 shares, respectively, of common stock outstanding, both including 10,432 shares of treasury stock held by the Company. Also included in common stock outstanding at September 30, 2013 and December 31, 2012 were 158,870 and 254,260 shares of restricted stock, respectively. The following table details the activity related to our common stock for the three months ended September 30, 2013:

	Date	Shares
Common stock outstanding at January 1, 2013		40,690,077
Purchased by the Company and cancelled for the payment of withholding taxes due on vested shares of restricted stock	01/07/2013	(121)
Purchased by the Company and cancelled for the payment of withholding taxes due on vested shares of restricted stock	03/15/2013	(470)
Forfeited upon default of shareholder loans	06/06/2013	(24,428)
Shares of restricted stock forfeited upon termination of employment	06/14/2013	(1,504)
Shares of restricted stock forfeited upon termination of employment	07/08/2013	(805)
Common stock outstanding at September 30, 2013		40,662,749

Note 14—Series A Convertible Redeemable Preferred Stock

At September 30, 2013 and December 31, 2012, 5,818,807 and 5,305,865 shares of preferred stock were issued and outstanding, respectively. At September 30, 2013, an additional 1,583,025 shares of our Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) are reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted NASDAQ market price on the dividend date (categorized as level 1). The following table details the activity related to the Preferred Stock for the nine months ended September 30, 2013:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance at January 1, 2013			5,305,865	$35,851,887
Accretion of Preferred Stock				1,624,984
PIK Dividend Issued for Preferred Stock	3/31/13	4/1/13	165,745	1,075,685
	6/30/13	7/1/13	170,931	1,367,488
	9/30/13	9/30/13	176,266	1,277,889
Balance At September 30, 2013			5,818,807	$41,197,933

Note 15—Share-Based Awards

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. A maximum of 4,000,000 shares are available for grant under this plan. The 2006 Plan is available to our employees and independent directors. However, the Company does not anticipate any additional grants will be awarded under the 2006 Plan in the immediate future. The exercise price of stock options granted under this plan may not be less than the fair market value of the common stock on the date of grant. The options generally have a term of seven years and vest evenly over three years, except performance based awards which are granted solely to our named executive officers, and options issued to directors. Performance based awards granted under the 2006 Plan vest once the performance criteria have been met. Options granted to our directors vest immediately.

During the three months ended September 30, 2013, we recorded a compensation expense accrual of $68,835 which was allocated as an addition of $2,993 to lease operating expenses and an addition of $65,842 to general and administrative expense. During the nine months ended September 30, 2013, we recorded a compensation expense accrual of $188,209 which was allocated as an addition of $16,504 to lease operating expenses and an addition of $171,705 to general and administrative expense. The future compensation cost of all the outstanding awards is $112,268 which will be amortized over the vesting period of such stock options and restricted stock. The weighted average remaining useful life of the future compensation cost is 0.56 years.

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

Incentive Stock Options

The table below summarizes incentive stock option activity for the three months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,412,739	$1.11
Forfeited	(195,584)	$1.12
Outstanding at September 30, 2013	1,217,155	$1.11	3.0	$—
Options exercisable at September 30, 2013	1,062,609	$1.04	3.7	$—

Non-Qualified Stock Options

The table below summarizes non-qualified stock option activity for the three months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	974,765	$2.33
Expired	(600,000)	$2.50
Outstanding at September 30, 2013	374,765	$2.05	0.7	$—
Options exercisable at September 30, 2013	333,242	$2.22	1.8	$—

Restricted Stock Awards

The table below summarizes non-vested restricted stock awards activity for the three months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2012	254,260	$1.43
Vested	(93,416)	$0.74
Forfeited	(1,974)	$1.32
Non-vested restricted stock at September 30, 2013	158,870	$1.83

Restricted Stock Unit Awards

On April 5, 2011, we granted 232,089 restricted stock units to our five executive officers. These restricted stock units vest upon the Company’s achievement of certain performance targets, but no earlier than ratably over the three year period following the grant date, at which time one common share will be issued and exchanged for each restricted stock unit held. If the requisite performance targets are not achieved in the seven year period ended April 5, 2018, the restricted stock units will expire. Restricted stock units are included in the calculation of diluted earnings per share utilizing the treasury stock method. On April 30, 2012, 99,108 restricted stock units vested with a vesting date fair value of $0.53 per share. On June 25, 2012, 16,428 restricted stock units were forfeited. There have been no grants of restricted stock units subsequent to the aforementioned grant. Unrecognized compensation cost related the restricted stock units is $116,553 at September 30, 2013.

Note 16—Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

Environmental and Regulatory

As of September 30, 2013, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Included in this quarterly report are certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including statements regarding our reserve quantities and the present value thereof, our ability to continue as a going concern, planned capital expenditures, our ability to continue in compliance with our Credit Agreement, or to refinance our Credit Agreement, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•                  the continued oversupply of natural gas in the US markets, which depresses the price we receive for our natural gas production and makes our properties less valuable and more difficult to sell;

•                  further declines in the prices we receive for our natural gas adversely affecting our operating results, cash flows and credit capacity;

•                  our ability to refinance or repay our indebtedness;

•                  general international and domestic economic conditions that may be less favorable than expected;

•                  changes in our business strategy;

•                  changes in our financial position, including our cash flow and liquidity;

•                  our ability to sell any or all of our assets, if at all, on terms acceptable to us;

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

Other factors which could affect the events discussed in our forward looking statements are described under “Item 1A. Risk Factors” in our annual report on Form 10-K, which is filed with the SEC, and can be reviewed at www.sec.gov. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this quarterly report. All forward-looking statements speak only as of the date of this quarterly report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Natural gas prices in 2012 were depressed compared with prices generally prevailing during prior years and historically low natural gas prices have continued in 2013.  The low natural gas prices in 2012 and 2013 had pervasive adverse consequences to our business, including a borrowing base deficiency under our Credit Agreement. On August 8, 2012, we amended our Credit Agreement to include a conforming tranche equal to the borrowing base, and a non-conforming tranche in the amount of outstanding loans in excess of the borrowing base. The amendment required that we use all of our excess cash flows, as defined, to reduce outstanding borrowings under the Credit Agreement and significantly limited our capital expenditures. On June 14, 2013, we closed the sale of the Alabama properties and used approximately $57.0 million of the proceeds to repay outstanding borrowings under our Credit Agreement. After this repayment, borrowings outstanding under the Credit Agreement totaled $77.0 million. In connection with this repayment the non-conforming portion of borrowings was repaid and the Company no longer has a borrowing base deficiency under the Credit Agreement. The next scheduled borrowing base determination is expected to occur on or around December 15, 2013 and will be based on the Company’s reserves at June 30, 2013. As of September 30, 2013, the interest rates applied to borrowings was 3.24%.  The Credit Agreement continues to have a maturity date of April 1, 2014.

Additionally, depressed natural gas prices resulted in significant property impairments and full valuation of our net deferred tax asset during 2012. We believe that low natural gas prices and our indebtedness contributed to our common stock being delisted by NASDAQ as we had no remaining equity and the market price of our common stock had diminished.

We previously disclosed our engagement of FBR Capital Markets & Co. to assist the Company in exploring strategic alternatives.  We have concluded that process, and have engaged Lantana Oil & Gas Partners to assist us in pursuing the possible sale of all or substantially all of our assets.

No assurance can be given that a suitable proposal for the sale of all or substantially all of our assets will be presented, that any sale transaction will be consummated, or the terms or structure of any transaction if such a sale transaction is consummated.  We currently anticipate that any such transaction would be followed by a liquidation and a distribution of our remaining assets in accordance with applicable law.  This would include the repayment of amounts outstanding under our credit facilities.  The terms of our outstanding Preferred Stock provide that the holders of the Preferred Stock would be entitled to a liquidation preference before the remaining assets, if any, were distributed to the holders of our common stock.

It is possible that a prospective purchaser will prefer that a sale be achieved pursuant to a Chapter 11 bankruptcy process.  We also intend to explore the possibility of merging with a viable candidate after completing the sale of all or substantially all of our assets.

Any such sale of assets, and subsequent liquidation, would be subject to approval by our board of directors and by holders of a majority of our outstanding shares, with holders of the Preferred Stock voting with the common stock on an as-converted basis.  On an as-converted basis, the Preferred Stock currently represents a majority of the outstanding shares.

In connection with the conclusion of our pursuit of strategic alternatives, we are in the process of terminating our engagement of FBR Capital Markets & Co. (“FBR”) and expect to pay FBR $250,000 in settlement of our payment obligations under our engagement agreement with FBR.  In addition, we would expect to pay a contingent payment of $300,000 to FBR for a fairness opinion if requested by us, and a second contingent payment of $300,000 if any assets are sold to certain parties that FBR identified during their engagement and with whom we signed confidentiality agreements prior to the termination of the engagement.

During 2011 and the first five months of 2012, prices received for natural gas in the United States continued to decline significantly which we believe, among other things, was due to an over-supply of natural gas, primarily resulting from shale drilling and reduced demand due to a much warmer winter than normal. On April 21, 2012, the Henry Hub spot price closed at $1.825/

MMBtu, its lowest in over ten years. Presented below are the NYMEX Settle Prices for the period January 2011 through November 2013 and the NYMEX Forward Curve Prices (as of November 6, 2013) for natural gas for the period December 2013 through December 2014.

On June 14, 2013, the Company closed the sale of all of its coal bed methane properties located in Alabama. The sale resulted in proceeds of approximately $62.0 million after purchase price adjustments of $1.2 million to account for net cash flows from the effective date to the closing date. Approximately $57.0 million of the sales proceeds was used to repay outstanding borrowings under the Company’s Credit Agreement and $5.0 million was held in reserve to pay transaction related costs and expenses, including the liquidation of certain natural gas hedge positions.

GeoMet’s net interest in the coalbed methane properties in Alabama produced approximately 9,700 Mcf of natural gas per day during the month of March 2013, or approximately 29% of GeoMet’s total production for March 2013. As of March 31, 2013 and based on Securities and Exchange Commission guidelines, GeoMet’s net proved reserves attributable to the coalbed methane properties in Alabama sold were estimated to be approximately 43 Bcf, all classified as proved developed reserves.

Areas of Operation

Subsequent to the asset sale, our core area of operations is the Central Appalachian Basin of Virginia and West Virginia. The Central Appalachian Basin is a mountainous region where coal mining is prevalent. We also own additional coalbed methane and oil and gas development rights, principally in Virginia and West Virginia. As of September 30, 2013, we own a total of approximately 91,000 net acres of coalbed methane and oil and gas development rights.

Central Appalachia

Pond Creek and Lasher Fields—We are the operator of 298 producing vertical CBM wells in which we own a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. Net daily sales of gas averaged 15.6 MMcf per day and 15.8 MMcf per day for the three and nine months ended September 30, 2013, respectively. Our natural gas production from the Pond Creek field is delivered into the Jewell Ridge pipeline system owned by East Tennessee Natural Gas, LLC (“ETNG”). We have two long-term transportation agreements with ETNG which went into effect in April 2007 with total maximum daily quantities of 15,000 MMBtu’s and 10,000 MMBtu’s and primary terms of 15 years and 10 years, respectively. Our gas from the Lasher field is delivered into the Columbia Gas Transmission pipeline with firm transportation for 500 MMBtus per day. We also own and operate a 12 mile, 8 inch high-pressure steel pipeline and gas treatment and compression facilities through which the Pond Creek field natural gas production is gathered, dehydrated, and compressed for delivery into the Jewell Ridge Lateral of the East Tennessee pipeline system.

Pinnate Horizontal Wells—We are the operator of 44 producing pinnate horizontal CBM wells in which we own a 71.6% average working interest in central and northern West Virginia. We also have a 33.7% average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. Net daily sales of natural gas averaged 7.2 MMcf per day and 7.7 MMcf per day for the three and nine months ended September 30, 2013, respectively.  We are party to two firm transportation agreements with total maximum daily capacity of 18,500 MMBtu per day and primary terms expiring from April 2013 through November 2024 which can be automatically extended at GeoMet’s option at the maximum tariff rate. We are also party to a 10,000 MMBtu per day gathering contract that is currently in a month-to-month evergreen term.  In some cases, our natural gas sales volumes are delivered to market under transportation agreements controlled by our working interest partners. Generally, our natural gas sales volumes are sold at a delivery point into the respective interstate pipeline system utilized.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2013.

Natural Gas Production Operations Summary

The table below presents information on gas sales, net sales volumes, production expenses and per Mcf data for the three and nine months ended September 30, 2013 and 2012. This table should be read in conjunction with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gas sales	$7,392	$9,610	$30,324	$27,465
Lease operating expenses	$2,023	$4,417	$10,615	$13,350
Compression and transportation expenses	1,779	2,218	5,486	6,758
Production taxes	419	442	1,617	1,276
Total production expenses	$4,221	$7,077	$17,718	$21,384

Net sales volumes (Consolidated) (MMcf)	2,072	3,391	8,088	10,468
Pond Creek field (Central Appalachian Basin) (MMcf)	1,386	1,462	4,209	4,402
Other Central Appalachian Basin fields (MMcf)	686	912	2,224	2,941
Gurnee field (Cahaba Basin) (MMcf)	—	430	723	1,325
Black Warrior Basin fields (MMcf)	—	587	932	1,800

Per Mcf data ($/Mcf):

Average natural gas sales price realized (Consolidated)(1)	$3.74	$3.87	$3.85	$3.92

Average natural gas sales price (Consolidated)	$3.57	$2.83	$3.75	$2.62
Pond Creek field (Central Appalachian Basin)	$3.60	$2.88	$3.78	$2.70
Other Central Appalachian Basin fields	$3.50	$2.69	$3.69	$2.48
Gurnee field (Cahaba Basin) (2)	$—	$2.87	$3.77	$2.63
Black Warrior Basin fields (2)	$—	$2.92	$3.73	$2.68

Lease operating expenses (Consolidated)	$0.98	$1.30	$1.31	$1.28
Pond Creek field (Central Appalachian Basin)	$1.07	$1.13	$1.12	$1.07
Other Central Appalachian Basin fields	$0.78	$1.34	$1.41	$1.40
Gurnee field (Cahaba Basin) (2)	$—	$2.79	$2.84	$2.67
Black Warrior Basin fields (2)	$—	$0.56	$0.74	$0.53
Compression and transportation expenses (Consolidated)	$0.86	$0.66	$0.68	$0.64
Pond Creek field (Central Appalachian Basin)	$0.75	$0.61	$0.66	$0.59
Other Central Appalachian Basin fields	$1.07	$1.18	$1.03	$1.17
Gurnee field (Cahaba Basin) (2)	$—	$0.29	$0.29	$0.27
Black Warrior Basin fields (2)	$—	$0.22	$0.18	$0.20
Production taxes (Consolidated)	$0.20	$0.13	$0.20	$0.12
Pond Creek field (Central Appalachian Basin)	$0.20	$0.15	$0.21	$0.15
Other Central Appalachian Basin fields	$0.21	$0.07	$0.19	$0.07
Gurnee field (Cahaba Basin) (2)	$—	$0.13	$0.18	$0.11
Black Warrior Basin fields (2)	$—	$0.17	$0.23	$0.16
Total production expenses (Consolidated)	$2.04	$2.09	$2.19	$2.04
Pond Creek field (Central Appalachian Basin)	$2.02	$1.89	$1.99	$1.81
Other Central Appalachian Basin fields	$2.06	$2.59	$2.63	$2.64
Gurnee field (Cahaba Basin) (2)	$—	$3.21	$3.31	$3.05
Black Warrior Basin fields (2)	$—	$0.95	$1.13	$0.89
Depletion (Consolidated)	$0.40	$0.72	$0.45	$0.87

(2)                  Average natural gas sales price realized includes the effects of realized gains and losses on derivative contracts.

(3)                  On June 14, 2013, the Company closed the sale of all of its coal bed methane properties located in the state of Alabama.

Results of Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three months ended September 30,
	2013	2012	Change
	(In thousands)
Gas sales	$7,392	$9,610	-23%
Lease operating expenses	$2,023	$4,417	-54%
Compression expense	$1,098	$1,167	-6%
Transportation expense	$681	$1,050	-35%
Production taxes	$419	$442	-5%
Depreciation, depletion and amortization	$870	$2,540	-66%
Impairment of gas properties	$—	$25,432	NM
General and administrative	$1,049	$1,097	-4%
Restructuring costs	$6	$188	NM
Realized gains on derivative contracts	$(361)	$(3,496)	NM
Unrealized (gains) losses from the change in market value of open derivative contracts	$(264)	$8,280	NM
Interest expense	$858	$1,514	-43%
Income tax expense	$6	$6	0%
Discontinued operations, net of tax	$—	$26	NM

NM-Not Meaningful

Gas sales. Gas sales decreased by $2.2 million, or 23%, to $7.4 million compared to the prior year period. Gas sales decreased $2.9 million due to the sale of our Alabama properties on June 14, 2013 (the “Asset Sale”), which was offset by a $0.7 million increase in gas sales resulting from higher natural gas prices in the current year period.

Lease operating expenses. Lease operating expenses decreased by $2.4 million, or 54%, to $2.0 million compared to the prior year period. Lease operating expenses decreased $1.5 million due to the Asset Sale, $0.8 million resulting from the reversal of over-accrued ad valorem taxes paid in August 2013, and $0.1 million due to natural production declines in the remaining properties.

Compression expense. Compression expense decreased by $0.1 million, or 6%, to $1.1 million compared to the prior year period due to the Asset Sale.

Transportation expense. Transportation expense decreased by $0.4 million, or 35%, to $0.7 million compared to the prior year period. Transportation expense decreased $0.1 million due to the Asset Sale and $0.3 million due to contract expirations or renegotiations.

Production taxes. Production taxes decreased by $0.02 million, or 5%, to $0.42 million compared to the prior year period. Production taxes decreased $0.16 million due to the Asset Sale, offset by a $0.14 million increase in production taxes due to the increase over time as our West Virginia exemptions diminish.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $1.7 million, or 66%, to $0.9 million compared to the prior year period. This decrease was primarily due to the $95.7 million in impairments recorded to our gas properties in 2012 and the sale of our Alabama properties on June 14, 2013.

General and administrative. General and administrative expense remained flat compared to the prior year period.

Realized gains on derivative contracts. Realized gains on derivative contracts were $0.4 million in the current year period. Realized losses represent net cash flow settlements paid to the contract counterparty, while realized gains represent net cash flow settlements paid to us from the contract counterparty. Realized losses occur when natural gas prices exceed the derivative ceiling prices. Conversely, realized gains occur when natural gas prices go below the derivative floor prices.

Unrealized gains from the change in market value of open derivative contracts. Unrealized gains on open derivative contracts were $0.3 million in the current year period. Unrealized gains and losses are non-cash transactions that occur when the corresponding asset or liability derivative contracts are marked-to-market at the end of each reporting period.

Interest expense. Interest expense decreased by $0.7 million, or 43%, to $0.9 million compared to the prior year period. The increase was primarily due to the reduction of outstanding borrowings resulting from the sale of our Alabama properties on June 14, 2013.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $0.7 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the three months ended September 30, 2013 is as follows:

	Total
Amount computed using statutory rates	$284,892	34.00%
State income taxes—net of federal benefit	7,809	0.93%
Reduction of valuation allowance	(722,406)	-86.21%
Nondeductible items and other	435,955	52.03%
Income tax provision	$6,250	0.75%

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Nine months ended September 30,
	2013	2012	Change
	(In thousands)
Gas sales	$30,324	$27,465	10%
Lease operating expenses	$10,615	$13,350	-20%
Compression expense	$3,403	$3,620	-6%
Transportation expense	$2,082	$3,138	-34%
Production taxes	$1,617	$1,276	27%
Depreciation, depletion and amortization	$3,747	$9,460	-60%
Impairment of gas properties	$—	$83,467	NM
General and administrative	$3,456	$3,765	-8%
Realized gains on derivative contracts	$(814)	$(13,600)	NM
Unrealized losses from the change in market value of open derivative contracts	$1,574	$13,259	NM
Gain on the sale of Properties in Alabama	$36,948	$—	NM
Interest expense	$4,093	$4,058	1%
Income tax expense	$19	$44,037	NM
Discontinued operations, net of tax	$—	$722	NM

NM-Not Meaningful

Gas sales. Gas sales increased by $2.9 million, or 10%, to $30.3 million compared to the prior year period. Gas sales increased $5.0 million resulting from higher natural gas prices in the current year period, offset by a $2.1 million decrease due to the sale of our Alabama properties on June 14, 2013 (the “Asset Sale”).

Lease operating expenses. Lease operating expenses decreased by $2.7 million, or 20%, to $10.6 million compared to the prior year period. Lease operating expenses decreased $1.8 million due to the Asset Sale, $0.8 million resulting from the reversal of over-accrued ad valorem taxes paid in August 2013, and $0.1 million due to natural production declines in the remaining properties.

Compression expense. Compression expense decreased by $0.2 million, or 6%, to $3.4 million compared to the prior year period due to the Asset Sale.

Transportation expense. Transportation expense decreased by $1.1 million, or 34%, to $2.1 million compared to the prior year period. Transportation expense decreased $0.2 million due to the Asset Sale and $0.9 million due to contract expirations or renegotiations.

Production taxes. Production taxes increased by $0.3 million, or 27%, to $1.6 million compared to the prior year period. Production taxes increased by $0.4 million due to the increase over time as our West Virginia exemptions diminish, offset by a decrease of $0.1 million due to the Asset Sale.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $5.7 million, or 60%, to $3.7 million compared to the prior year period. This decrease was primarily due to the $95.7 million in impairments recorded to our gas properties in 2012 and the sale of our Alabama properties on June 14, 2013.

General and administrative. General and administrative expense decreased by $0.3 million, or 8%, to $3.5 million compared to the prior year period. Included in general and administrative expense was a decrease in professional fees, offset by non-recurring executive compensation. In November 2012, the Compensation Committee approved the payment of a contingent bonus in the amount of $0.4 million to be paid to the named executive officers in connection with the elimination of the borrowing base deficiency that existed under the Company’s Credit Agreement.

Realized gains on derivative contracts. Realized gains on derivative contracts were $0.8 million in the current year period which included a $1.2 million realized loss related to natural gas swap positions terminated in order to prevent the Company from being over-hedged after the closing of the sale of its coalbed methane properties in Alabama. Realized losses represent net cash flow settlements paid to the contract counterparty, while realized gains represent net cash flow settlements paid to us from the contract counterparty. Realized losses occur when natural gas prices exceed the derivative ceiling prices. Conversely, realized gains occur when natural gas prices go below the derivative floor prices.

Unrealized losses from the change in market value of open derivative contracts. Unrealized losses on open derivative contracts were $1.6 million in the current year period. Unrealized gains and losses are non-cash transactions that occur when the corresponding asset or liability derivative contracts are marked-to-market at the end of each reporting period.

Gain on the sale of Properties in Alabama. On June 14, 2013, the Company closed the sale of all of its coal bed methane properties located in the state of Alabama, recording a gain on the sale of $36.9 million, as described in Note 2— Sale of Coalbed Methane Properties in Alabama in the Notes to Consolidated Financial Statements (Unaudited).

Interest expense. Interest expense remained flat compared to the prior year period.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $14.2 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the nine months ended September 30, 2013 is as follows:

	Total
Amount computed using statutory rates	$12,738,152	34.00%
State income taxes—net of federal benefit	883,815	2.36%
Reduction of valuation allowance	(14,194,949)	-37.89%
Nondeductible items and other	591,732	1.58%
Income tax provision	$18,750	0.05%

Liquidity and Capital Resources

Cash Flows and Liquidity

As of September 30, 2013, we had a working capital deficit of $68.3 million, a retained deficit of $264.6 million and stockholders’ deficit of $75.0 million.  Natural gas prices in 2012 were depressed compared with prices generally prevailing during prior years.  Such natural gas prices resulted in significant property impairments, a full valuation of our net deferred tax asset, and a borrowing base deficiency under our Credit Agreement during 2012.  Natural gas prices continue to be depressed in 2013 as compared to periods prior to 2012.

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

Cash flows provided by operations for the nine months ended September 30, 2013 were $7.6 million, down $6.0 million from the prior year period. The decrease was primarily due to a $4.1 million decrease in revenues resulting from a decrease in production volumes and $1.2 million in realized hedging losses related to natural gas swap positions terminated in order to prevent the Company from being over-hedged after the closing of the sale of its coalbed methane properties in Alabama. Cash flows provided by operations of $7.6 million for the nine months ended September 30, 2013 and the net proceeds from the sale of our Properties in Alabama of $60.7 million were sufficient to fund net cash used in financing activities of $65.3 million, consisting almost entirely of repayments of borrowings under our Credit Agreement.

Credit Agreement

Under our Credit Agreement, outstanding borrowings may not exceed a borrowing base determined by the lenders.  During 2012, the amounts borrowed under our Credit Agreement exceeded the borrowing base.  Borrowings under the Credit Agreement at August 8, 2012 totaled $148.6 million. On August 8, 2012, in connection with the excess of borrowings over the borrowing base, we amended the Credit Agreement to provide for a tranche A loan in the amount of our borrowing base and a tranche B loan in the amount of the excess.

On June 14, 2013, we closed the sale of all of our coal bed methane properties located in the state of Alabama. Simultaneously with the close of the property sale, approximately $57.0 million was used to repay outstanding borrowings under the Credit Agreement, which eliminated the borrowing base deficiency. After this repayment, borrowings outstanding under the Credit Agreement totaled $77.0 million. The next scheduled borrowing base determination is expected to occur on or around December 15, 2013 and will be based on the Company’s reserves at June 30, 2013.

The Credit Agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base. As a result, the current outstanding loans, once repaid, may not be re-borrowed. All outstanding borrowings under the Credit Agreement are due and payable on April 1, 2014. The Credit Agreement provides for interest to accrue at a rate calculated, at our option, at the Adjusted Base Rate plus a margin of 2.00% or the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin of 3.00%. Adjusted Base Rate is defined to be the greater of (i) the agent’s base rate or (ii) the federal funds rate plus one half of one percent or (iii) the LIBOR Rate plus a margin of 1.00%. All financial covenants were deleted by the Amendment and were replaced with a capital expenditure covenant (a maximum of $1.5 million in 2012 and $1.5 million in 2013). As of September 30, 2013, we had $74.0 million of borrowings outstanding under our Credit Agreement. As of September 30, 2013, the interest rates applied to borrowings were 3.24%.

Natural Gas Price Risk and Related Hedging Activities

The energy markets have historically been volatile, and there can be no assurance that future natural gas prices will not be subject to wide fluctuations. At September 30, 2013, we do not have the ability to enter into natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

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

Commodity Price Risk and Related Hedging Activities

At September 30, 2013, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Fair Value
January 2014 through December 2015	3,650,000	$4.30	$3.60	$(133,860)
January 2014 through December 2015	3,650,000	$4.20	$3.50	(368,537)
	7,300,000			$(502,397)

At September 30, 2013, we had the following natural gas swap positions:

Period	Volume (MMBtu)	Fixed Price	Fair Value
October 2013 through December 2013	552,000	$3.60	2,406
October 2013	248,000	$3.81	77,362
November 2013 through March 2014 (1)	1,208,000	$3.81	60,100
October 2013 through March 2014	1,096,000	$3.82	162,168
	3,104,000		$302,036

(1)                  On October 2, 2013, the Company terminated the $3.81 swap position for a total of 1,208,000 MMBtus for the period November 2013 through March 2014 for which the Company received $60,100.

Giving effect for the swaps terminated on October 2, 2013, we have hedged approximately 73% of our remaining forecasted production for 2013 at a fixed price of $3.74 per Mcf.

Capital Expenditures and Capital Resources

The following table is a summary of our capital expenditures on an accrual basis by category:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Capital expenditures:
Leasehold acquisition (1)	$(8,127)	$83,209	$102,766	$593,368
Development (2)(3)	(223,139)	364,001	154,658	26,022
Asset retirement obligations	103,287	—	51,779	247,440
Other items (primarily capitalized overhead)	—	18,723	10,006	226,919
Total capital expenditures	$(127,979)	$465,933	$319,209	$1,093,749

(1)         2013 includes $22,794 in leasing expense reimbursements received in August 2013

(2)         2013 includes a reversal of $334,177 in accrued capital costs.

(3)         2012 includes losses on inventory sold less insurance refunds related to our gas properties.

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

Recent Pronouncements

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are presently assessing the potential impact of ASU 2013-11.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2013, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $0.7 million, which would have been offset by approximately $0.7 million by increased realized gas hedging gains. For the nine months ended September 30, 2013, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $3.0 million, which would have been offset by approximately $2.9 million by increased realized gas hedging gains.

Interest Rate Risk. We have long-term debt subject to the risk of loss associated with movements in interest rates. As of September 30, 2013, we had $74.0 million of borrowings outstanding under our Credit Agreement. As of September 30, 2013, the interest rates applied to borrowings were 3.24%. For the three months ended September 30, 2013 and 2012, interest on the borrowings averaged 3.28% and 3.50% per annum, respectively. For the nine months ended September 30, 2013 and 2012, interest on the borrowings averaged 4.03% and 3.12% per annum, respectively. All of the debt outstanding under our Credit Agreement accrues interest at floating or market rates. Fluctuations in market interest rates will cause our interest costs to fluctuate. Based upon the weighted average balance outstanding under our Credit Agreement, a 1% increase in market interest rates would have increased interest expense and negatively impacted our cash flows for the three and nine months ended September 30, 2013 by approximately $0.2 million and $0.8 million, respectively.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.                          Risk Factors

There has been the following addition to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012:

We are highly leveraged, our Credit Agreement matures on April 1, 2014, and no assurances can be made that we will be able to refinance, repay or further extend the maturity date of the Credit Agreement.

In addition, the Credit Agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base.  As a result, the current outstanding loans, once repaid, may not be re-borrowed.  Our financial condition, and the current and future conditions in the credit markets, may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future.  We may not be able to obtain financing on terms satisfactory to us, or at all

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

The accompanying consolidated financial statements (unaudited) have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern.  In the event the assumption of the continuation of the Company as a going concern was no longer appropriate, the Company would implement the liquidation basis of accounting.  Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the authorization of a plan for liquidation, would be adjusted to their estimated net realizable values, and liabilities, including the estimated costs associated with implementing a plan for liquidation, would be stated at their estimated settlement amounts.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On an as-converted basis, our Preferred Stock currently represents approximately 52% of the outstanding shares and therefore would have the ability to control any vote requiring the approval of our shareholders and may take actions that conflict with the interests of the other stockholders.

The interests of the holders of Preferred Stock could conflict with your interests as a holder of Company Common Stock. For example, the holders of Preferred Stock may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you, as minority holders of the Company, including a vote to approve a sale transaction and any subsequent merger or liquidation as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.

Item 6.                                  Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoMet, Inc.

Date: November 14, 2013	By	/S/ TONY OVIEDO
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