Form 10-K
period 2013-12-31
GeoMet, Inc.
filed 2014-03-31
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates (based upon the closing sales price of $0.16 on the NASDAQ Capital Market on June 28, 2013) on the last business day of registrant’s most recently completed second fiscal quarter was approximately $4.1 million.

As of March 1, 2014, 40,652,317 shares and 6,000,571 shares, respectively, of the registrant’s common stock, par value $0.001 per share, and preferred stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

An amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year, is incorporated by reference under Part III of this Form 10-K.

GeoMet, Inc.

Form 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Included in this annual report are certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including statements regarding our reserve quantities and the present value thereof, planned capital expenditures, increases in natural gas production, the number of anticipated wells to be drilled, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•                  oversupply of natural gas in the US markets, which depresses the price we receive for our natural gas production;

•                  declines in the prices we receive for our natural gas affecting our operating results, cash flows and credit capacity;

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

•                  the potential sale of all or substantially all of our assets;

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

PART I

Items 1 and 2. Business and Properties

Overview

GeoMet is primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production is CBM, which is a dry natural gas containing no hydrocarbon liquids.  GeoMet was incorporated under the laws of the state of Delaware on November 9, 2000. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator, developer and producer of coalbed methane properties since 1993.  Our operations are concentrated in the central Appalachian Basin in Virginia and West Virginia.

The natural gas industry is capital intensive.  Natural gas markets traditionally have been highly volatile.  We have historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves.  Our capital expenditures have been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Developments in 2013

Natural gas prices in 2012 were depressed compared with prices generally prevailing during prior years and historically low natural gas prices have continued in 2013.  The low natural gas prices in 2012 and 2013 had pervasive adverse consequences to our business, including a borrowing base deficiency under our credit agreement. On August 8, 2012, we amended our credit agreement to include a conforming tranche equal to the borrowing base, and a non-conforming tranche in the amount of outstanding loans in excess of the borrowing base. The amendment required that we use nearly all of our excess cash flows to reduce outstanding borrowings under our credit agreement and significantly limited our capital expenditures.

In February 2013, we engaged Lantana Oil & Gas Partners (“Lantana”) to assist us in connection with the sale of our assets in the Black Warrior Basin of Alabama. On June 14, 2013, we closed the sale of the Alabama properties and used approximately $57.0 million of the proceeds to repay outstanding borrowings under our credit agreement. After this repayment, borrowings outstanding under our credit agreement totaled $77 million. In connection with this repayment the non-conforming portion of borrowings was repaid and we no longer have a borrowing base deficiency under our credit agreement. As of December 31, 2013, the interest rates applied to our borrowings was 3.24%.  At that time, our credit agreement had a maturity date of April 1, 2014.

In September 2013, our board of directors requested that FBR Capital Markets & Co. (“FBRC”) solicit indications of interest from third parties regarding a potential acquisition of GeoMet. Our board of directors did not find any of the proposals it received as a result of that process sufficiently attractive to pursue at that time.  In November 2013, we concluded that process, and engaged Lantana to assist us in pursuing the sale of all or substantially all of our assets.  In November 2013, we amended the terms of our engagement of FBRC to terminate FBRC’s services as our financial advisor in connection with a potential transaction except and to the extent we requested that FBRC render an opinion with respect to the fairness of the consideration to be received in connection with a proposed transaction. In addition to any fees payable to FBRC in connection with such opinion, FBRC remained entitled to certain fees in the event we consummated a transaction with certain third parties.

Recent Developments

On February 13, 2014, the Company and its wholly-owned subsidiaries, GeoMet Operating Company, Inc. and GeoMet Gathering Company, LLC (collectively as a group, the “Sellers”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the Company’s remaining assets, comprising coalbed methane interests and other assets (collectively, the “Assets”) located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company (the “Buyer”) and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership (“Atlas”), for a purchase price of $107 million, subject to various purchase price adjustments.  Atlas has provided an irrevocable guaranty of ARP Mountaineer’s performance of its obligations under the Asset Purchase Agreement.  The effective date of the Asset Sale is January 1, 2014, and it is expected to close in the second quarter of 2014 subject to the satisfaction of certain closing conditions, which includes obtaining the approval of the holders of (i) at least fifty percent (50%) of the outstanding shares of GeoMet’s Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Preferred Stock”), entitled to vote at a special meeting of the stockholders of GeoMet and (ii) a majority of the outstanding shares of GeoMet’s common stock, par value $0.001 (the “Common Stock”) including the outstanding shares of Preferred Stock on an as-converted basis voting together with the holders of Common Stock as a single class.

On February 13, 2014, at the meeting of the GeoMet board of directors to consider and approve the Asset Purchase Agreement, FBRC rendered its opinion to the GeoMet board of directors as to, as of February 13, 2014, the fairness, from a financial point of view, to GeoMet of the consideration of $107 million to be received by GeoMet for the Assets, subject to the assumed liabilities, in the Asset Sale pursuant to the Asset Purchase Agreement.

The Asset Purchase Agreement contains customary representations and warranties of the parties and covenants of the Sellers. The Asset Purchase Agreement also provides for the parties to indemnify each other with respect to certain matters, subject to certain limitations on time and amount.

The Asset Purchase Agreement includes certain termination rights, including, among others, the right of (i) the Buyer to terminate if GeoMet’s board of directors makes a change in recommendation regarding the Asset Sale, (ii) the Company to terminate if GeoMet’s board of directors elects to pursue a superior proposal, or (iii) either the Buyer or GeoMet to terminate if GeoMet’s stockholders do not approve the Asset Sale. Under certain circumstances, the termination of the Asset Purchase Agreement will result in the payment of a termination fee to the Buyer.

The final net proceeds will be reduced after accounting for the cash flows from the effective date to the closing date. The Company plans to use the cash proceeds to liquidate all of its outstanding liabilities, including repaying the outstanding balance under its credit agreement.  The Company expects the proceeds from the Asset Sale to exceed the Company’s liabilities and any such excess amount shall be used to make severance, retention and change of control payments to certain employees and members of the Company’s senior management and for normal working capital and operating expense purposes as the Company continues to evaluate strategic alternatives.

Assuming the Asset Sale closes at the end of the second quarter of 2014, the Company currently estimates that the purchase price will be adjusted downward approximately $7 million to account for cash flows from the effective date to closing, that the outstanding balance of its credit agreement will be approximately $66 million, and that the Company’s other liabilities (including federal income taxes and hedge termination costs (which could vary substantially given volatility in prevailing natural gas prices)) will total approximately $4 million.  The excess net proceeds will also be used to pay the Company’s transaction costs and expenses (currently estimated to total approximately $3 million), and to make severance, retention and change of control payments to certain employees and members of the Company’s senior management (currently estimated to total approximately $4 million).

Assuming, for these purposes only, that the foregoing estimates are accurate, we currently estimate that the remaining balance of the net proceeds would total approximately $23 million.

The remaining balance of the net proceeds will be used for normal working capital and operating expense purposes while the Company evaluates its next steps. We currently anticipate that the Asset Sale would be followed by either a merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

The terms of our outstanding Preferred Stock provide that in the event of a liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus paid-in-kind shares plus accrued and unpaid dividends, and currently totals approximately $60 million.  Therefore, if the Company is dissolved following the Asset Sale, the estimated remaining net proceeds (approximately $23 million) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($60 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

In connection with the execution of the Asset Purchase Agreement, certain of our stockholders entered into a voting agreement with the Buyer pursuant to which, subject to certain exceptions, they have agreed to vote their shares in favor of the Asset Sale.  Such stockholders included Sherwood Energy, LLC, who is the largest holder of our outstanding shares of Preferred Stock and currently owns approximately 58.6% of our Preferred Stock, Yorktown Energy Partners IV, L.P., who is the largest holder of our outstanding shares of Common Stock and currently owns approximately 30.6% of our Common Stock, and all of the members of our board of directors and our senior management. Collectively, these stockholders own approximately 48.9% of the combined voting power of our Common Stock and Preferred Stock (on an as-converted basis) treated as a single class and approximately 59.6% of our Preferred Stock voting power.

Approval of the Asset Sale will be submitted to our stockholders for their consideration, and, on March 27, 2014, the Company filed with the SEC a definitive proxy statement on Schedule 14A to be used to solicit stockholder approval of the transaction.

On February 28, 2014, we amended our credit agreement to extend the maturity date from April 1, 2014 to the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement, in order to allow a reasonable time to properly close the Asset Sale.  In connection with this amendment, we paid the bank group a fee of $133,125.

Our board of directors intends to continue to evaluate other strategic alternatives if the Asset Sale is approved by our stockholders.  We currently anticipate that the Asset Sale would be followed by either a merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

Characteristics of Coalbed Methane and Non-Conventional Shallow Gas

The source rock in conventional natural gas is usually different from the reservoir rock, while in coalbed methane the coal seam serves as both the source rock and the reservoir rock. The storage mechanism in conventional natural gas is also different as gas is stored in the pore or void space of the rock in conventional natural gas, but in coalbed methane, most, and frequently all, of the gas is stored by adsorption. Adsorption allows large quantities of gas to be stored at relatively low pressures. A unique characteristic of coalbed methane is that the gas flow can be increased by reducing the reservoir pressure. Frequently the coalbed pore space, which is in the form of cleats or fractures, is filled with water. The reservoir pressure is reduced by pumping out the water and releasing the methane from the molecular structure, which allows the methane to flow through the cleat structure to the well bore. While a conventional natural gas well typically decreases in flow as the reservoir pressure is drawn down, a coalbed methane well, after desorption pressure has been achieved, will typically increase in production for up to five years from achievement of desorption pressure depending on well spacing. In some cases, achievement of desorption pressure may take an extended period of time.

Coalbed methane and conventional natural gas both have methane as their major component. While conventional natural gas often has more complex hydrocarbon gases, coalbed methane rarely has more than 2% of the more complex hydrocarbons. In the eastern coal fields of the United States, coalbed methane is generally comprised of 98% to 99% pure methane and requires only dehydration of the gas to remove moisture to achieve pipeline quality. In the western coal fields of the United States, it is also sometimes necessary to strip out either carbon dioxide or nitrogen. Once coalbed methane has been produced, it is gathered, transported, marketed, and priced in the same manner as conventional natural gas.

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

Areas of Operation

Our core areas of operations are in the Central Appalachian Basin of Virginia and West Virginia. The Central Appalachian Basin is a mountainous region where coal mining is prevalent. We previously had operations located in the Black Warrior and Cahaba Basins in Alabama. On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in Alabama.

Central Appalachia

Pond Creek and Lasher Fields—We are the operator of 298 producing vertical CBM wells in which we own a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. At December 31, 2013, approximately 91% of our estimated proved developed reserves, or 92.5 Bcf, is in the Pond Creek field. Net daily sales of gas averaged 15.4 MMcf per day for 2013. Our natural gas production from the Pond Creek field is delivered into the Jewell Ridge pipeline system owned by East Tennessee Natural Gas, LLC (“ETNG”). We have two long-term transportation agreements with ETNG which went into effect in April 2007 with total maximum daily quantities of 15,000 MMBtu’s and 10,000 MMBtu’s and primary terms of 15 years and 10 years, respectively. Our gas from the Lasher field is delivered into the Columbia Gas Transmission pipeline with firm transportation for 500 MMBtu’s per day. We also own and operate a 12 mile, 8 inch high-pressure steel pipeline and gas treatment and compression facilities through which the Pond Creek field natural gas production is gathered, dehydrated, and compressed for delivery into the Jewell Ridge Lateral of the East Tennessee pipeline system. In addition, we own and operate a disposal well to dispose of produced water from both the Pond Creek and Lasher fields.

Pinnate Horizontal Wells—We are the operator of 44 producing pinnate horizontal CBM wells in which we own a 71.6% average working interest in central and northern West Virginia. We also have a 33.7 % average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. At December 31, 2013, approximately 6% of our estimated proved developed reserves, or 6.1 Bcf, is associated with these pinnate horizontal wells. Net daily sales of natural gas averaged 7.6 MMcf per day for 2013.  We are party to two firm transportation agreements with total maximum daily capacity of 18,500 MMBtu per day and primary terms expiring from April 2013 through November 2024 which can be automatically extended at GeoMet’s option at the maximum tariff rate. We are also party to a 10,000 MMBtu per day gathering contract that is currently in a month-to-month evergreen term.  In some cases, our natural gas sales volumes are delivered to market under transportation agreements controlled by our working interest partners. Generally, our natural gas sales volumes are sold at a delivery point into the respective interstate pipeline system utilized.

Alabama

On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in Alabama. Net daily sales of natural gas from our Alabama properties averaged 9.7 MMcf per day through June 14, 2013.

Estimated Proved Reserves

Estimated proved natural gas reserves as of December 31, 2013, as estimated by Prator Bett, L.L.C. (“Prator Bett”), independent petroleum engineers, totaled approximately 102 Bcf. Estimated proved natural gas reserves as of December 31, 2012, as estimated by DeGolyer and MacNaughton (“D&M”) and Ryder Scott Company, L.P. (“Ryder Scott”), independent petroleum engineers, totaled approximately 137 Bcf. The present value of future net cash flows attributable to proved reserves, discounted at 10%, was approximately $66.3 million at December 31, 2013. The present value of future net cash flows attributable to proved reserves, discounted at 10%, was approximately $72.9 million at December 31, 2012. A price of $3.75 per Mcf was used at December 31, 2013 compared to $2.91 per Mcf at December 31, 2012. Our estimated proved reserves at December 31, 2013 are 100% coalbed methane and 100% proved developed.

The following table presents information related to our estimated proved reserves as of December 31, 2013:

Field	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
	(MMcf)	(MMcf)	(MMcf)	(MMcf)
Central Appalachia:
Pond Creek and Lasher fields	95,854	—	—	95,854
Pinnate wells	6,087	—	—	6,087

Totals	101,941	—	—	101,941

There are no PUD reserves at December 31, 2013 and 2012 included in our proved reserves at year end.

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

Our controls over reserve estimates included retaining Prator Bett as our independent petroleum engineers. We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Prator Bett and they prepared their own estimates of our oil and natural gas reserves attributable to our properties. All of the information regarding reserves in this annual report on Form 10-K is derived from the report of Prator Bett, which are included as an exhibit to this annual report on Form 10-K. The technical persons at Prator Bett that are responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our controls also include oversight of our reserves estimation process by our Board of Directors. Both our Chief Executive Officer and Chief Financial Officer are charged with the responsibility of reviewing and approving the natural gas reserve estimates prepared by Prator Bett.

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

The reserves information in this annual report on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced. For additional information regarding estimates of proved reserves, the preparation of such estimates by Prator Bett and other information about our natural gas reserves, see Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) included elsewhere in this annual report on Form 10-K.

Production and Operating Statistics

The following table presents certain information with respect to production and operating data for the years ended December 31:

	2013	2012
Natural Gas:
Net sales volume (Bcf) (1)	10.2	13.8
Average natural gas sales price ($ per Mcf)	$3.74	$2.83
Average natural gas sales price ($ per Mcf) realized(2)	$3.85	$4.02
Lease operating expenses	$1.29	$1.27
Compression and transportation expenses	$0.75	$0.60
Production taxes	$0.21	$0.14
Total production expenses ($ per Mcf) (3)	$2.25	$2.01

(1)                  Decreased production is due to the Alabama properties sold in June 2013.

(2)                  Average realized price includes the effects of realized gains and losses on derivative contracts.

(3)                  Increased expenses per Mcf are the result of reduced production due to the Alabama properties sold in June 2013.

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we owned a working interest as of December 31, 2013. Gross represents the total number of acres or wells in which we owned a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are producing or capable of producing natural gas.

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we owned a working interest as of December 31, 2013:

	Productive Wells		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net
Pond Creek and Lasher fields	298.0	295.1	19,595	19,595	11,138	9,348
Pinnate wells	111.0	54.1	35,546	24,070	38,808	22,535
Total	409.0	349.2	55,141	43,665	49,946	31,883

Our material undeveloped leases are in the Pond Creek, Triangle, and Crab Orchard fields of the Central Appalachian Basin. Generally, the undeveloped acreage expires on various dates from 2014 through 2015. The terms of the undeveloped acreage may be extended by drilling and production operations or through negotiation with lessors. However, we have no current plans in place to develop any of our lease acreage or to negotiate extensions of these leases.

Drilling Activity

There have been no exploratory or development wells completed in the last two fiscal years. Additionally, no drilling is currently scheduled for 2014.

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

Currently, we have general liability insurance coverage up to $2 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties arising from our operations. Our insurance policies contain maximum policy limits and in most cases, deductibles, generally less than $25,000 per occurrence. Our insurance policies are subject to certain customary exclusions and limitations. In addition, we maintain $15 million in excess liability coverage, which increases coverage limits if the general liability, auto or employers liability policy limit is reached. Our property and casualty lines of coverage expire annually in September.

We attempt to have our third-party contractors, including those that perform hydraulic fracturing operations for us, sign master service agreements in which each party agrees to indemnify the other party against personal injury and property damage claims for which they had no responsibility.

We evaluate the need and availability of insurance, coverage limits and deductibles as circumstances warrant. Future insurance coverage for the oil and gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to self-insure or maintain only catastrophic coverage for certain risks in the future.

Bonding

Companies engaged in oil and gas operations are generally required by regulatory authorities and other parties to post bonds in connection with their operations. These bonds provide a guarantee to the holder of the bond that the company will perform as required under the terms of the agreement requiring such bond. As of March 1, 2014, the Company had approximately $900,000 bonds issued on its behalf. If we fail to perform under the terms any agreement requiring such bond, the bond holder may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur on our behalf. To date, we have not been required to make any reimbursements to our sureties for bond-related costs.

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

Five purchasers of our natural gas production purchased 99.1% of the gas we delivered to market during the year ended December 31, 2013, of which 62.0% was purchased by one entity. The loss of any one of our significant natural gas purchasers could materially adversely affect our financial condition and results of operations.  However, we believe other purchasers are available in our area of operations. As of December 31, 2013, three of our natural gas purchasers and one joint interest owners accounted for 88% of our accounts receivable related to gas sales, of which one natural gas purchaser accounted for 65% of our accounts receivable related to gas sales.

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

Governmental, State and Local Regulations

Our coalbed methane exploration and production operations are subject to significant federal, state, and local laws and regulations governing the gathering and transportation of our gas production across state and federal boundaries. The following is a summary of the material existing regulations to which our operations are subject.

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

Gathering Pipeline Regulation. Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from the jurisdiction of the FERC. We own interstate and intrastate natural gas gathering lines that we believe would meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC’s jurisdiction. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation. In such a circumstance, the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts.

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

West Virginia Regulation. West Virginia’s Supreme Court has held that, in a conventional oil and gas lease executed prior to the inception of widespread public knowledge regarding coalbed methane operations, the oil and gas lessee did not acquire the right to produce coalbed methane. As of December 31, 2013, the West Virginia courts have not clarified who owns coalbed methane in West Virginia. Therefore, the ownership of coalbed methane is an open question in West Virginia. West Virginia has enacted a law, the Coalbed Methane Wells and Units Article of the Environmental Resources Act (the “West Virginia Act”), regulating the commercial recovery and marketing of coalbed methane. Although the West Virginia Act does not specify who owns, or has the right to exploit, coalbed methane in West Virginia and instead refers ownership disputes to judicial resolution, it contains provisions similar to Virginia’s pooling law. Under the pooling provisions of the West Virginia Act, an applicant who proposes to drill is permitted to prosecute an administrative proceeding with the West Virginia Coalbed Methane Review Board to obtain authority to produce coalbed methane from pooled acreage. Owners and claimants of coalbed methane interests who have not consented to the drilling are afforded certain elective forms of participation in the drilling (e.g., royalty or owner) but their consent is not required to obtain a pooling order authorizing the production of coalbed methane by the operator within the boundaries of the drilling unit. The West Virginia Act also provides that, where title to subsurface minerals has been severed in such a way that title to coal and title to natural gas are vested in different persons, the operator of a coalbed methane well permitted, drilled and completed under color of title to the coalbed methane from either the coal seam owner or the natural gas owner has an affirmative defense to an action for willful trespass relating to the drilling and commercial production of coalbed methane from that well.

Alabama Regulation. In 1983, the State Oil & Gas Board of Alabama, in cooperation with the coalbed methane operator’s group, established the first rules for coalbed methane drilling, development and producing operations. The evolution of Alabama coalbed methane permits is a continuing process. The coalbed methane industry in Alabama has a long history of working closely with Alabama Department of Environmental Management and other government agencies on the continual improvement of coalbed methane permits. All of our producing assets located in Alabama were sold in June 2013.

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

We believe that we are in substantial compliance with existing applicable environmental laws and regulations. However, it is possible that new environmental laws or regulations or the modification of existing laws or regulations could have a material adverse effect on our operations. As a general matter, the recent trend in environmental legislation and regulation is toward stricter standards, and this trend will likely continue. To date, we have not been required to expend extraordinary resources in order to satisfy existing applicable environmental laws and regulations. However, costs to comply with existing and any new environmental laws and regulations could become material. Moreover, a serious incident of pollution may result in the suspension or cessation of operations in the affected area or in substantial liabilities to third parties. Although we maintain insurance coverage in the amount of $5 million against costs of clean-up operations, no assurance can be given that we are fully insured against all such potential risks. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

The following is a summary of some of the existing environmental laws, rules and regulations to which our operations are subject.

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

CERCLA may require payment for cleanup of certain abandoned waste disposal sites, even if such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under CERCLA, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs if payment cannot be obtained from other responsible parties. CERCLA authorizes the United States Environmental Protection Agency and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under CERCLA and similar laws involves inherent uncertainties.

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

Water Discharges. Our operations are subject to the Clean Water Act, or CWA, as well as the Oil Pollution Act, or OPA, and analogous state laws and regulations. These laws and regulations impose detailed requirements, including permitting requirements, and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other substances and the placement of fill material (such as from our development operations), into waters of the United States, including wetlands. Under the CWA and OPA, any unpermitted release of pollutants from operations could cause us to become subject to the costs of remediating a release; administrative, civil or criminal fines or penalties; or OPA specified damages, such as damages for loss of use, property damage and natural resource damages. Liability can be joint and several, regardless of fault. In addition, in the event that spills or releases of produced water from CBM production operations were to occur, we would be subject to spill notification and response requirements under the CWA or the equivalent state regulatory program. Depending on the nature and location of these operations, spill response plans may also have to be prepared.

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

Through June 14, 2013, we owned and operated an approximate 38.5-mile pipeline from the Cahaba Basin to the Black Warrior River for the disposal of produced water under a permit issued by the Alabama Department of Environmental Management (“ADEM”). All National Pollutant Discharge Elimination System (“NPDES”) permits for the discharge of produced water from coalbed methane fields in Alabama are issued for five-year terms by the ADEM and are subject to renewal every five years. We were granted an NPDES permit for the discharge of produced water from the Gurnee field into the Black Warrior River in 2004. We have submitted a timely and complete renewal application to ADEM for a five-year renewal of our NPDES permit. No five-year renewal NPDES permits for the discharge of produced water from coalbed methane fields into streams or rivers have been granted by ADEM since our renewal application was submitted. ADEM is currently administratively extending all existing NPDES permits for disposal of produced water from coalbed methane fields into streams or rivers for which timely and complete renewal applications are received, including our NPDES permit.

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

The Endangered Species Act was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities that would harm the species or that would adversely affect that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The United States Fish and Wildlife Service designates the species’ protected habitat as part of the effort to protect the species. A protected habitat designation or the mere presence of threatened or endangered species could result in material restrictions to our use of the land use and may materially delay or prohibit land access for our development.

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act, or NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. To the extent that our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon our projects on federal lands.

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

We did not drill and complete any wells in 2013, we do not currently plan to drill and complete any wells in 2014, and we have no proved undeveloped reserves in any of our fields at December 31, 2013.

Industry Segment and Geographic Information

We operate in one industry, which is the exploration, development and production of natural gas. Our operational activities are conducted entirely in the United States with our core operations located in the Central Appalachian Basin of Virginia and West Virginia.

Employees

At December 31, 2013, we had a total of 43 employees, all of which were full-time. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are generally satisfactory.

Corporate Offices

Our corporate headquarters, which are leased by us, are located at 909 Fannin, Suite 1850, Houston, Texas 77010. Our technical and operational headquarters, which are also leased by us, are located at 5336 Stadium Trace Parkway, Suite 206, Birmingham, Alabama 35244.

Access to Company Reports

We file periodic reports, proxy statements and other information with the SEC in accordance with the requirements of the Exchange Act. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports available free of charge through our corporate website at www.geometinc.com as soon as reasonably practicable after we file any such report with the SEC. In addition, information related to the following items, among other information, can be found on our website: our press releases, our corporate governance guidelines, our corporate code of business ethics and conduct, our audit committee charter, and our compensation, nominating, corporate governance and ethics committee charter. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains our reports, proxy and information statements, and our other filings which are also available to the public over the internet at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

If any of the following risks develop into actual events, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected.

We are highly leveraged, our credit agreement matures on June 30, 2014, and no assurances can be made that we will be able to refinance, repay or further extend the maturity date of our credit agreement.

Although the June 2013 sale of our Alabama properties brought our borrowing base into conformity under our credit agreement, we remain highly leveraged.  In addition, our credit agreement matures on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement, and no assurances can be made that we will be able to refinance, repay or further extend the maturity date of our credit agreement.

In addition, our credit agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base.  As a result, the current outstanding loans, once repaid, may not be re-borrowed.  Our financial condition, and the current and future conditions in the credit markets, may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future.  We may not be able to obtain financing on terms satisfactory to us, or at all.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In the event the management and the board adopt a plan of liquidation, the Company would implement the liquidation basis of accounting.  Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the authorization of a plan for liquidation would be adjusted to their estimated net realizable values, and liabilities, including the estimated costs associated with implementing a plan for liquidation, would be stated at their estimated settlement amounts.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management concluded that due to our high level of indebtedness, the uncertainties surrounding our ability to service such indebtedness and other factors, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2013 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our credit agreement matures on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset

Purchase Agreement or any substitute purchase agreement.  Although we plan to use the cash proceeds from the Asset Sale to liquidate all of our outstanding liabilities, including repaying the outstanding balance under our credit agreement, our management team concluded that due to the uncertainties surrounding our ability to complete the Asset Sale and before the maturity date of our credit agreement, substantial doubt exists as to our ability to continue as a going concern. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Our revenue, profitability, and cash flow depend upon the prices for natural gas. Natural gas prices have been historically volatile, and such high levels of volatility are expected to continue. Recent prices for natural gas have been depressed and may remain depressed. Reduced natural gas prices have a significant impact on the value of our reserves, our cash flow, and our borrowing capacity. Lower natural gas prices may decrease our revenues, and may reduce the amount of natural gas that we can produce economically. This may result in substantial downward adjustments to our estimated proved reserves and could have a material adverse effect on our financial condition, results of operations, cash flow and borrowing capacity. If there are substantial downward adjustments to our estimated proved reserves, accounting rules may require us to impair, as a non-cash charge to earnings, the carrying value of our properties. No impairment charges were recorded in 2013. However, during 2012, we recorded impairment charges of $95.7 million and we may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Primarily because of low natural gas prices in 2012, the amounts borrowed under our credit agreement exceeded the borrowing base attributable to our natural gas reserves as determined by the lenders under our credit agreement.  We have dedicated substantially all of our excess cash flow to repayment of amounts under our credit agreement.  If natural gas prices decline further or remain low for an extended period of time, we may, among other things, be unable to remain in compliance with our credit agreement.

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

We are highly leveraged, which has made us more vulnerable to economic downturns and has resulted in adverse developments in our business which may continue.

During most of 2012 and through June 14, 2013, the amounts outstanding under our credit agreement exceeded the borrowing base under the facility.

As of March 19, 2014, our total consolidated indebtedness under our credit agreement was $71.0 million.  This high level of indebtedness could have important consequences to our business, including the following:

•                  it will limit our flexibility in planning for or reacting to changes in our business and future business opportunities;

•                  an increase in interest rates will generate greater interest expense because the indebtedness under our revolving credit facility is at a variable interest rate;

•                  we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•                  it makes us more vulnerable to downturns in our business, our industry or the economy in general;

•                  our excess cash flows will be dedicated to the repayment of interest and principal under our credit agreement, which substantially eliminates the amount we have available to finance our exploration, development and acquisition activities or for any other purpose;

•                  there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness; and

•                  our inability to borrow any more amounts on a revolving basis under our credit agreement may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future.

Our obligations under our credit agreement contain covenants with which we must comply. If we are unable to comply with these covenants, our lenders could accelerate the repayment of our indebtedness and foreclose on their mortgages.

Our credit agreement imposes certain restrictions on us, including our ability to make capital expenditures, incur indebtedness and liens, make loans and investments, sell assets, engage in mergers, consolidations and acquisitions, enter into transactions with affiliates, or pay dividends.

A breach of any of the terms of our credit agreement could result in a default under such indebtedness. In the event of a default, the lenders could terminate their commitments to us, and they could accelerate the repayment of all of our indebtedness. In such case, it is unlikely that we will have sufficient funds to pay the total amount of accelerated obligations, and our lenders could proceed against the collateral securing the indebtedness. Any acceleration in the repayment of our indebtedness or related foreclosure would adversely affect our business.

Inadequate liquidity has and may continue to materially and adversely affect our business operations in the future.

Our efforts to improve our liquidity position have been challenging given the current economic climate. Current economic fundamentals portray an uncertain outlook for our natural gas business due to depressed natural gas prices and economic conditions. The depressed natural gas prices and economic conditions have resulted in a decline in our revenues and have caused us to suspend our drilling activities. Our ability to maintain adequate liquidity through 2014 may depend on consummation of a strategic transaction or sale of assets and, if so, the terms thereof, sustained commodity price improvement, reduction of operating expenses and capital spending.

Our level of indebtedness has and may continue to adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2013, our total outstanding liabilities were $90.7 million, including $71.6 million of outstanding borrowings drawn under our credit agreement which matures on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement. Our degree of leverage could have important consequences, including the following:

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

•                  certain of our borrowings, including borrowings under our credit agreement, are at variable rates of interest, exposing us to the risk of increased interest rates;

•                  as we have pledged substantially all of our natural gas properties and the related equipment, inventory, accounts receivable and proceeds as collateral for the borrowings under our credit agreement, they may not be pledged as collateral for other borrowings and would be at risk in the event of a default thereunder;

•                  it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•                  we are vulnerable in the present downturn in general economic conditions and in our business, and we will likely be unable to carry out capital spending and exploration activities that are important to our growth; and

•                  we may, from time to time, not be in compliance with covenants under our credit agreement, which will require us to seek waivers from our banks, which may be more difficult to obtain in our current financial condition and, if obtained, may require the payment of substantial fees.

Our credit agreement matures on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement at which time all amounts outstanding thereunder will be due and payable. At current commodity prices, we do not project that we will be able to repay such borrowings without completing one or more capital raising or asset sale transactions, obtaining an extension of the credit facility from the lenders, or entering into a new credit facility.

Our substantial indebtedness has and may continue to adversely impact our business, results of operations and financial condition.

In addition to making it more difficult for us to satisfy our debt and other obligations, our substantial indebtedness has and may continue to limit our ability to respond to changes in the markets in which we operate and otherwise limit our activities. For example, our indebtedness, and the terms of agreements governing that indebtedness, has and may continue to:

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

Our credit agreement has substantial restrictions and covenants and our ability to comply with those restrictions and covenants is uncertain.

The terms of our credit agreement require us to comply with certain restrictions and covenants. Our ability to comply with these restrictions and covenants in the future is uncertain. Our failure to comply with any of the restrictions and covenants under our credit agreement could result in a default under those agreements, which could cause all of our existing indebtedness to be immediately due and payable.

Our credit agreement no longer allows us to borrow additional amounts on a revolving basis. We may not have the financial resources in the future to make any mandatory principal prepayments required under our credit agreement. Our inability to borrow additional funds under our credit agreement could adversely affect our operations and our financial results.

Our capital expenditures have been limited under the terms of our credit agreement and we have been and will continue to not be able to fund the capital expenditures that would be required for us to increase reserves and production.

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

Limitations under the terms of our credit agreement severely impact our ability to drill and discover new reserves. We have been limited in making capital expenditures for the last two years and consequently have not increased our reserves, production or cash flows.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included the elimination of certain key United States federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws could negatively affect our financial condition and results of operations.

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

The present value of future net cash flows, in accordance with the regulations promulgated by the SEC, from our estimated proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on current prices and costs. However, actual future net cash flows from our natural gas properties also will be affected by factors such as:

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

Our results of operations have and could continue to be adversely affected as a result of non-cash impairments.

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

As of December 31, 2013, we had United States federal tax net operating loss carryforwards (“NOL’s”) of approximately $156.0 million, which expire at various dates from fiscal year 2022 through fiscal year 2033. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our United States federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. An “ownership change” would occur if stockholders, deemed under Section 382 to own 5% or more of our capital stock by value, increase their collective ownership of the aggregate amount of our capital stock to more than 50 percentage points over a defined period of time. In the event of certain changes in our stockholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited at some point in the future by the annual limitations described in Sections 382 and 383 of the Code.

As long as we continue not to replace our natural gas reserves, our reserves and production will continue to decline, which will continue to adversely affect our business, financial condition, results of operations, borrowing capacity and cash flows.

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

We own leasehold interests in areas not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, these leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

We have and may continue to be unable to obtain adequate acreage to develop additional large-scale projects.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with the final report of the study anticipated to be available in 2014, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Although it was not passed, legislation was introduced before prior sessions of Congress to provide for increased federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states, regional authorities and localities have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, New York has imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic fracturing until state-administered environmental studies are finalized. Many states have adopted programs requiring companies to disclose chemicals used in hydraulic fracturing. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

We operate in a highly competitive environment and many of our competitors have greater resources than we do.

The gas industry is intensely competitive and we compete with companies from various regions of the United States and may compete with foreign suppliers for domestic sales, many of whom are larger and have greater financial, technological, human and other resources. If we are unable to compete with them, our operating results and financial position may be adversely affected.

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

Coalbeds frequently contain brine water that must be removed in order for the gas to desorb from the coal and flow to the well bore. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce gas in commercial quantities. The cost of water disposal may adversely affect our profitability.

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

Additionally, the gas industry is subject to extensive legislation and regulation, which is under constant review for amendment or expansion. Any changes may affect, among other things, the cost of production. State and local authorities regulate various aspects of gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of natural gas properties, environmental matters, safety standards, market sharing, and well site restoration. If we fail to comply with statutes and regulations, we may be subject to substantial penalties, which would decrease our profitability.

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

Pinnate well plugging has and may continue to result in higher than expected costs.

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

Risks Related to the Asset Sale

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our business.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect the trading price of our Common Stock and Preferred Stock, our business or our relationships with customers, suppliers and employees. As a result of our announcement of the Asset Sale, third parties may be unwilling to enter into material agreements with respect to our business. New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such relationships are likely to be more stable. If we fail to complete the proposed Asset Sale, the failure to maintain existing business relationships or enter into new ones is likely to materially and adversely affect our business, results of operations and financial condition.

In addition, pending the completion of the Asset Sale, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the Asset Sale.

In the event that the Asset Sale is not completed, the announcement of the termination of the Asset Purchase Agreement may also adversely affect the trading price of our Common Stock and Preferred Stock, our business or our relationships with lenders, customers, suppliers and employees.

We cannot be sure if or when the Asset Sale will be completed.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the authorization of the Asset Sale by our stockholders. We cannot guarantee that the closing conditions set forth in the Asset Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in the Buyer’s favor or if other mutual closing conditions are not satisfied, the Buyer will not be obligated to complete the Asset Sale.

If the Asset Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available. Such other strategic alternatives may not be as favorable to our stockholders as the Asset Sale. These may include remaining an operating company, potentially under the supervision of the United States Federal Bankruptcy Courts, which may reduce cash and assets available to our stockholders in the event of a later dissolution. Any future sale of substantially all of our assets or other transactions may be subject to further stockholder approval.

Our executive officers and directors may have interests in the Asset Sale other than, or in addition to, the interests of our stockholders generally.

Members of our board of directors and our executive officers may have interests in the Asset Sale that are different from, or are in addition to, the interests of our stockholders generally. Our board of directors was aware of these interests and considered them, among other matters, in approving the Asset Purchase Agreement.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the Asset Sale.

After the Asset Sale, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome.

While the Asset Sale is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the Asset Sale is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the Asset Sale. In addition, while the Asset Sale is pending, we are subject to a number of risks, including:

•                  the diversion of management and employee attention from our day-to-day business;

•                  the potential disruption to business partners and other service providers; and

•                  the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

If the Asset Sale is not completed and the Asset Purchase Agreement is terminated, there may not be any other offers from potential acquirers.

If the Asset Sale is not completed and the Asset Purchase Agreement is terminated, we may seek another purchaser for the Assets. There can be no assurances that we would be able to enter into meaningful discussions or to otherwise complete any transaction with any other party who may have an interest in purchasing the Assets on terms acceptable to us. Additionally, the inability to complete the Asset Sale could make potential acquirers more reluctant to engage in a transaction with us.

There is no guarantee that the holders of our Preferred Stock will receive any of the net cash proceeds from the proposed Asset Sale in the form of dividends, and we could spend or invest the net cash proceeds from the Asset Sale in ways in which our stockholders may not agree.

The purchase price for the sale of the Assets will be paid directly to the Company. The Company plans to use the cash proceeds from the Asset Sale to satisfy all of its outstanding liabilities, including repaying the outstanding balance under its credit agreement. The Company expects the proceeds from the Asset Sale to exceed the Company’s liabilities and any such excess amount will be used to make severance, retention and change of control payments to certain employees and members of the Company’s senior management and for normal working capital and operating expense purposes. We currently anticipate that the Asset Sale would be followed by either a merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

The terms of our outstanding Preferred Stock provide that the holders of the Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any of the consideration in a merger or a distribution of remaining assets in the event of a dissolution. Currently, the liquidation preference to which the holders of our Preferred Stock are entitled totals approximately $60 million in the aggregate, which is more than the excess net proceeds anticipated to be received from the Asset Sale.  Therefore, absent a concession from the holders of our Preferred Stock, the holders of our Common Stock will not receive any consideration as a result of the Asset Sale and the subsequent merger or dissolution.

Absent concessions from the holders of our Preferred Stock, the holders of our Common Stock will not receive any of the proceeds from the Asset Sale.

The purchase price for the Assets will be paid directly to us.  We estimate that, if we complete the transactions contemplated in the Asset Purchase Agreement at the end of the second quarter of 2014, our remaining cash following the Asset Sale will be approximately $23 million, which is based on the purchase price of $107 million as adjusted by various estimated costs, including the cash flows for production months from the effective date to the anticipated closing date at the end of the second quarter, outstanding bank debt and other liabilities, transaction costs, federal income taxes, hedge termination costs, severance, retention and change of control payments to certain employees and members of the Company’s senior management and other working capital requirements. The estimates and assumptions used have not taken into account any potential reduction in the purchase price due to preferential right exercises, title or environmental defects or other potential adjustments to the purchase price under the Asset Purchase Agreement. Therefore, because the holders of our Preferred Stock are entitled to an approximately $60 million liquidation preference, absent a concession from the holders of our Preferred Stock, no proceeds of the Asset Sale will be received by the holders of our Common Stock.

We may be exposed to litigation related to the Asset Sale from the holders of our Common Stock.

Transactions such as the Asset Sale are often subject to lawsuits by stockholders. Because the holders of our Common Stock will not receive any consideration from the Asset Sale, it is possible that they may sue the Company or its board of directors.

If the Asset Sale is not consummated, we will likely file bankruptcy.

If the Asset Sale is not consummated and we are unable to find another viable purchaser for our assets, we will likely file bankruptcy as we will have no operating assets to continue the business.

If the Asset Sale is not consummated, our lenders will likely foreclose on all of our assets.

As an accommodation to allow time to complete the Asset Sale, our lenders recently agreed to extend the maturity date of our credit agreement from April 1, 2014 to the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement. This extension required the unanimous consent of each of the six lenders in the credit facility.  In the event the Asset Sale is not completed by June 30, 2014, and no further extensions of time are agreed to by the lenders, we would be in default under our credit agreement.  Upon the occurrence of an event of default, the lenders could accelerate the repayment of all of our indebtedness. In such case, it is unlikely that we will have sufficient funds to pay the total amount of accelerated obligations, and our lenders could proceed against the collateral securing the credit facility. Any acceleration in the repayment of our indebtedness or related foreclosure would adversely affect our business and likely require us to seek protection under federal bankruptcy statutes.

We will incur significant expenses in connection with the Asset Sale and could be required to make significant payments if the Asset Purchase Agreement is terminated under certain conditions.

If we are unable to close the Asset Sale due to an uncured breach of our representations, warranties, covenants or obligations under the Asset Purchase Agreement, we may owe contractual damages to the Buyer that would likely exhaust our cash reserves.  In the event we breach our representations or warranties prior to the closing of the Asset Sale, the Buyer may reduce the purchase price by an amount up to $7,000,000. In addition, we expect to pay legal fees, accounting fees and proxy filing costs whether or not the Asset Sale closes. Any significant expenses or payment obligations incurred by us in connection with the Asset Sale could adversely affect our financial condition and cash position.

The Asset Purchase Agreement requires us to pay certain costs if we accept an alternative to the Asset Sale.

The Asset Purchase Agreement contains provisions that make it more difficult for us to sell our assets to a party other than the Buyer. In the event the Asset Purchase Agreement is terminated for select reasons by the Buyer or GeoMet, GeoMet is obligated to pay a termination fee to the Buyer in the amount of $4,280,000.

The Asset Purchase Agreement may expose us to contingent liabilities.

Under the Asset Purchase Agreement, we are required to indemnify the Buyer for certain various claims, subject to a time limitation and fixed maximum on GeoMet’s total indemnity exposure. Significant indemnification claims by the Buyer could have a material adverse effect on our financial condition.

Risks Related to Our Capital Stock

On an as-converted basis, our Preferred Stock currently represents approximately 53% of the outstanding shares and therefore would have the ability to control any vote requiring the approval of our shareholders and may take actions that conflict with the interests of the other stockholders.

The interests of the holders of Preferred Stock could conflict with your interests as a holder of Common Stock. For example, the holders of Preferred Stock may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you, as minority holders of the Company, including a vote to approve a sale transaction and any subsequent merger or liquidation.

The terms of our Preferred Stock prohibit us from issuing Common Stock at a price of less than the conversion price at the time of issuance without approval of a at least 50% of the holders of the Preferred Stock, which has and may continue to limit our ability to access the capital markets. We have granted certain rights to a holder of our Preferred Stock which has and may continue to limit certain of the transactions we may enter into.

The terms of our Preferred Stock provide that we may not issue any additional shares of Common Stock (or securities convertible into Common Stock) for consideration per share (with regard to securities convertible into Common Stock, on an as-converted basis) less than the then-current conversion price of the Preferred Stock without the prior vote or consent of holders of a at least 50% of the outstanding shares of Preferred Stock, for so long as at least 750,000 shares of Preferred Stock remain outstanding. The current price of our Common Stock is significantly lower than the conversion price of our Preferred Stock.  This provision has and will continue to prevent us from issuing Common Stock or securities convertible into our Common Stock for the foreseeable future, without the consent of the holders of our Preferred Stock, which has and may continue to adversely affect our liquidity and results of operations.

In 2010, we entered into an agreement with Sherwood Energy LLC (“Sherwood”) in connection with a rights offering of Preferred Stock to our stockholders in which Sherwood agreed to acquire any shares of Preferred Stock not acquired by our shareholders pursuant to the rights offering. Pursuant to this agreement, Sherwood is entitled to appoint up to two persons to our board of directors. In addition, without the consent of the Sherwood directors, we are prohibited from entering into certain corporate transactions. We also granted Sherwood the right to acquire additional securities that we may issue in the future, subject to the terms of the agreement. In addition, if we default under this agreement, Sherwood will have the right to appoint a majority of our directors, until the default is waived. If the default is not cured or waived within a year, Sherwood will have the right to require us to redeem the Preferred Stock it owns. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Preferred Stock.”

The terms of our Preferred Stock has and may continue to prohibit us from obtaining long term financing or additional equity.

The terms of our Preferred Stock currently provide that we pay in-kind dividends (“PIK”) at 12.5% or in cash at a rate of 8% until September 14, 2015, at which time the cash dividend rate will increase to 9.6%. At such date, we will no longer have the option to pay these dividends in-kind.  The Company does not anticipate paying any cash dividends during the period it has the option to pay PIK dividends. The Preferred Stock is redeemable at the election of the preferred holders beginning 8 years after the effective date of the Preferred Stock issuance.  The cumulative impact of paying PIK dividends negatively impacts our ability to obtain equity because of the significant dilutive effects on our Common Stock.   In addition, the 9.6% cash dividend may impede our ability to raise debt financing.

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

Two existing stockholders each beneficially own a significant percentage of our Common Stock, which has and may continue to limit your ability to influence the outcome of stockholder votes.

Sherwood beneficially owns approximately 31% of our Common Stock outstanding as of December 31, 2013 (after giving effect to the conversion of the Preferred Stock held by Sherwood) and Yorktown Energy Partners IV, L.P. (“Yorktown”) beneficially owns approximately 14% of our Common Stock. Additional shares of our Preferred Stock may be issued to Sherwood and our other holders of our Preferred Stock as paid-in-kind dividends (“PIK dividends”). In addition, two of the current members of our board of directors are appointed by Sherwood and another member of our board of directors is a member and a manager of the general partner of Yorktown. As a result, Sherwood and Yorktown have, and can be expected to have, a significant voice in our affairs, in the outcome of stockholder voting concerning the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our Common Stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present holders of our Common Stock. We are currently authorized to issue 125,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock with such designations, preferences and rights as determined by our board of directors. As of December 31, 2013, 40,652,317 shares of Common Stock were outstanding, and 46,158,238 shares of Common Stock are issuable upon conversion of outstanding Preferred Stock. An additional 1,401,261 shares of our Preferred Stock, convertible into 10,778,930 shares of Common Stock, are reserved for issuance and some or all of that amount may be issued to our holders of our Preferred Stock as PIK dividends. The potential issuance of such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. Any such issuance would further dilute the interests of our existing holders of our Common Stock.

Future sales of our Common Stock by our existing stockholders may depress our stock price.

As of December 31, 2013, 40,652,317 shares of our Common Stock were outstanding, together with outstanding options representing the right to purchase up to 1,574,198 shares. As of December 31, 2013, our outstanding Preferred Stock is convertible into an aggregate of 46,158,238 shares of our Common Stock, which represents approximately 53% of our issued and outstanding Common Stock as of December 31, 2013, as converted. Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline.

We have not previously paid dividends on our Common Stock and we do not anticipate doing so in the foreseeable future.

We have not in the recent past paid, and do not anticipate paying in the foreseeable future, cash dividends on our Common Stock. Our credit agreement contains covenants that prohibit our ability to pay dividends on our Common Stock. Additionally, any future decision to pay a dividend and the amount of any dividend paid, if permitted, will be made at the discretion of our board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

Environmental and Regulatory

As of December 31, 2013, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

	High	Low
Fiscal Year 2012:
Quarter ended March 31, 2012	$0.98	$0.64
Quarter ended June 30, 2012	$0.64	$0.23
Quarter ended September 30, 2012	$0.35	$0.13
Quarter ended December 31, 2012	$0.19	$0.14
Fiscal Year 2013:
Quarter ended March 31, 2013	$0.18	$0.14
Quarter ended June 30, 2013	$0.24	$0.13
Quarter ended September 30, 2013	$0.17	$0.12
Quarter ended December 31, 2013	$0.14	$0.05

Approximately 2,500 stockholders of record as of March 1, 2014 held our Common Stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. holders of our Common Stock are entitled to receive dividends if, as and when such dividends are declared by our board of directors out of assets legally available therefore after payment of dividends required to be paid on shares of Preferred Stock, if any. We have not declared or paid any dividends on our shares of Common Stock and do not currently anticipate paying any dividends on our shares of Common Stock in the future. Currently our plan is to retain any future earnings for use in the operations and to reduce our outstanding borrowings. Our credit agreement prohibits us from paying any cash dividends.

Preferred Stock

On September 14, 2010, we issued and sold 4,000,000 shares of our Preferred Stock at a price of $10.00 per share, pursuant to a rights offering. The Preferred Stock is our most senior equity security. The Preferred Stock ranks senior to our Common Stock and junior to all of our existing indebtedness. Our Preferred Stock is listed on the NASDAQ Global Market under the symbol “GMETP”. The table below shows the high and low closing prices of our Preferred Stock for the periods indicated.

	High	Low
Fiscal Year 2012:
Quarter ended March 31, 2012	$10.37	$8.25
Quarter ended June 30, 2012	$9.98	$3.95
Quarter ended September 30, 2012	$5.80	$2.50
Quarter ended December 31, 2012	$9.00	$4.99
Fiscal Year 2013:
Quarter ended March 31, 2013	$7.75	$6.00
Quarter ended June 30, 2013	$8.10	$5.90
Quarter ended September 30, 2013	$8.00	$6.40
Quarter ended December 31, 2013	$8.75	$6.69

Approximately 300 stockholders of record as of March 1, 2014 held our Preferred Stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. The applicable annual rate for dividends paid in cash is 8.0% for the first three years and 9.6% thereafter. We have not paid any dividends in cash through December 31, 2013, except for those cash dividends paid for partial shares of PIK dividends. The applicable annual rate for PIK dividends, which can be paid until the fifth anniversary of the closing of the Preferred Stock offering, is 12.5%. All dividends are cumulative and all unpaid dividends compound on a quarterly basis at a 12.5% annual rate. Our credit agreement contains a restrictive covenant which influences our ability to pay cash dividends. Cash dividends in excess of $2 million are permitted only if our ratio of debt-to-trailing twelve-month EBITDA, as defined in the credit agreement and after giving effect to such cash dividend payment, is 3.5 to 1.0 or less.

The terms of our outstanding Preferred Stock provide that in the event of a liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus paid-in-kind shares plus accrued and unpaid dividends, and currently totals approximately $60 million.  Therefore, if the Company is dissolved following the Asset Sale, the estimated remaining net proceeds (approximately $23 million) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($60 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a merger.   If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a merger, then the Preferred Stock might instead exercise its rights to convert into Common Stock, and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  Assuming the remaining net proceeds from the Asset Sale are approximately $23 million, this would mean that the holders of our Preferred Stock would receive less in a merger than the holders of our Preferred Stock would receive in a dissolution as a result of their liquidation preference.  In order for the Company to engage in a merger, the Company would have to receive the approval of the holders of at least fifty percent (50%) of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.  The Company has been advised by the holders of more than fifty percent (50%) of our Preferred Stock that they will not vote in favor of a merger unless the terms of the transaction provide that the holders of our Preferred Stock will be entitled to receive at least the same value or distributions as such holders would have been entitled to receive in a dissolution pursuant to the liquidation preference to which the holders of the Preferred Stock are entitled.  As a result, absent a concession from the holders of our Preferred Stock, it is likely that the holders of our Common Stock would not receive any distributions if the Asset Sale is followed by a merger.

In 2010, we entered into an agreement with Sherwood in connection with a rights offering of Preferred Stock made to our stockholders, pursuant to which Sherwood agreed to acquire any shares of Preferred Stock not acquired by our stockholders pursuant to the rights offering. Sherwood currently owns 58.6% of our Preferred Stock and owns 31.1% of our Common Stock on an as-converted basis. Sherwood is entitled to appoint two members to our board of directors so long as it beneficially owns more than 40% of our Preferred Stock, or beneficially owns 20% or more of our Common Stock, on an as-converted basis. Sherwood may appoint one member to our board of directors so long as it beneficially owns 40% of the Preferred Stock it acquired, or beneficially owns 10 % or more of our Common Stock, on an as-converted basis. Sherwood is entitled to appoint one of its designated directors to our Audit and Compensation Committees, provided that the director meets applicable independence requirements.

In addition, such agreement provides that, for so long as Sherwood beneficially owns more than 40% of our Preferred Stock, or beneficially owns 10% or more of our Common Stock, on an as-converted basis, we may not incur additional material debt, issue additional equity securities senior to or pari passu with the Preferred Stock, engage in any material acquisitions or other significant corporate transactions, or engage in certain other activities without the consent of the director(s) designated by Sherwood.

If we default under such agreement, Sherwood has the right to appoint a majority of the members of our board of directors until such default is cured or waived by Sherwood. If the default continues for more than 12 months (absent a cure or waiver), Sherwood has the right to require us to redeem its shares of Preferred Stock at the redemption price.

Such agreement also grants Sherwood a participation right to purchase its pro rata share, up to $30,000,000, of authorized but unissued debt securities and Preferred Stock, and all rights, options or warrants to purchase shares and securities of any type convertible into or exchangeable for debt securities or Preferred Stock.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2013.

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our Common Stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans —excluding securities reflected in column(a)
Equity compensation plans approved by security holders	1,574,198	$1.34	2,309,249
Equity compensation plans not approved by security holders	—	—	—
Total	1,574,198	$1.34	2,309,249

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

GeoMet is primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production is CBM, which is a dry natural gas containing no hydrocarbon liquids.  GeoMet was incorporated under the laws of the state of Delaware on November 9, 2000. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator, developer and producer of coalbed methane properties since 1993.  Our operations are concentrated in the central Appalachian Basin in Virginia and West Virginia.

The natural gas industry is capital intensive.  Natural gas markets traditionally have been highly volatile.  We have historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves.  Our capital expenditures have been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Developments in 2013

Natural gas prices in 2012 were depressed compared with prices generally prevailing during prior years and historically low natural gas prices have continued in 2013.  The low natural gas prices in 2012 and 2013 had pervasive adverse consequences to our business, including a borrowing base deficiency under our credit agreement. On August 8, 2012, we amended our credit agreement to include a conforming tranche equal to the borrowing base, and a non-conforming tranche in the amount of outstanding loans in excess of the borrowing base. The amendment required that we use nearly all of our excess cash flows to reduce outstanding borrowings under our credit agreement and significantly limited our capital expenditures.

In February 2013, GeoMet engaged Lantana Oil & Gas Partners (“Lantana”) to assist GeoMet in connection with the sale of GeoMet’s assets in the Black Warrior Basin of Alabama. On June 14, 2013, we closed the sale of the Alabama properties and used approximately $57.0 million of the proceeds to repay outstanding borrowings under our credit agreement. After this repayment, borrowings outstanding under our credit agreement totaled $77 million. In connection with this repayment the non-conforming portion of borrowings was repaid and the Company no longer has a borrowing base deficiency under our credit agreement. As of December 31, 2013, the interest rates applied to borrowings was 3.24%.  At that time, our credit agreement had a maturity date of April 1, 2014.

In September 2013, GeoMet’s board of directors requested that FBR Capital Markets & Co. (“FBRC”) solicit indications of interest from third parties regarding a potential acquisition of GeoMet. GeoMet’s board of directors did not find any of the proposals it received as a result of that process sufficiently attractive to pursue at that time.  In November 2013, we concluded that process, and engaged Lantana to assist us in pursuing the sale of all or substantially all of our assets.  In November 2013, GeoMet and FBRC amended the terms of FBRC’s engagement to terminate FBRC’s services as its financial advisor in connection with a potential transaction except and to the extent GeoMet requested that FBRC render an opinion with respect to the fairness of the consideration to be received in connection with a proposed transaction. In addition to any fees payable to FBRC in connection with such opinion, FBRC remained entitled to certain fees in the event GeoMet consummated a transaction with certain third parties.

Recent Developments

On February 13, 2014, the Company and its wholly-owned subsidiaries, GeoMet Operating Company, Inc. and GeoMet Gathering Company, LLC (collectively as a group, the “Sellers”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the Company’s remaining assets, comprising coalbed methane interests and other assets (collectively, the “Assets”) located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company (the “Buyer”) and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership (“Atlas”), for a purchase price of $107 million, subject to various purchase price adjustments.  Atlas has provided an irrevocable guaranty of ARP Mountaineer’s performance of its obligations under the Asset Purchase Agreement.  The effective date of the Asset Sale is January 1, 2014, and it is expected to close in the second quarter of 2014 subject to the satisfaction of certain closing conditions, which includes obtaining the approval of the holders of (i) at least fifty percent (50%) of the outstanding shares of GeoMet’s Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Preferred Stock”), entitled to vote at a special meeting of the stockholders of GeoMet and (ii) a majority of the outstanding shares of GeoMet’s common stock, par value $0.001 (the “Common Stock”) including the outstanding shares of Preferred Stock on an as-converted basis voting together with the holders of Common Stock as a single class.

On February 13, 2014, at the meeting of the GeoMet board of directors to consider and approve the Asset Purchase Agreement, FBRC rendered its opinion to the GeoMet board of directors as to, as of February 13, 2014, the fairness, from a financial point of view, to GeoMet of the consideration of $107 million to be received by GeoMet for the Assets, subject to the assumed liabilities, in the Asset Sale pursuant to the Asset Purchase Agreement.

The Asset Purchase Agreement contains customary representations and warranties of the parties and covenants of the Sellers. The Asset Purchase Agreement also provides for the parties to indemnify each other with respect to certain matters, subject to certain limitations on time and amount.

The Asset Purchase Agreement includes certain termination rights, including, among others, the right of (i) the Buyer to terminate if GeoMet’s board of directors makes a change in recommendation regarding the Asset Sale, (ii) the Company to terminate if GeoMet’s board of directors elects to pursue a superior proposal, or (iii) either the Buyer or GeoMet to terminate if GeoMet’s stockholders do not approve the Asset Sale. Under certain circumstances, the termination of the Asset Purchase Agreement will result in the payment of a termination fee to the Buyer.

The final net proceeds will be reduced after accounting for the cash flows from the effective date to the closing date. The Company plans to use the cash proceeds to liquidate all of its outstanding liabilities, including repaying the outstanding balance under its credit agreement.  The Company expects the proceeds from the Asset Sale to exceed the Company’s liabilities and any such excess amount shall be used to make severance, retention and change of control payments to certain employees and members of the Company’s senior management and for normal working capital and operating expense purposes as the Company continues to evaluate strategic alternatives.

Approval of the Asset Sale will be submitted to our stockholders for their consideration, and, on March 27, 2014, the Company filed with the SEC a definitive proxy statement on Schedule 14A to be used to solicit stockholder approval of the transaction.

On February 28, 2014, we amended our credit agreement to extend the maturity date from April 1, 2014 to the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement, in order to allow a reasonable time to properly close the Asset Sale.  In connection with this amendment, we paid the bank group a fee of $133,125.

Our board of directors intends to continue to evaluate other strategic alternatives if the Asset Sale is approved by our stockholders.  We currently anticipate that the Asset Sale would be followed by either a merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

During 2011 and the first five months of 2012, prices received for natural gas in the United States continued to decline significantly which we believe, among other things, was due to an over-supply of natural gas, primarily resulting from shale drilling and reduced demand due to a much warmer winter than normal. On April 21, 2012, the Henry Hub spot price closed at $1.825/ MMBtu, its lowest in over ten years. Presented below are the NYMEX Settle Prices for the period January 2011 through March 2014 and the NYMEX Forward Curve Prices (as of March 18, 2014) for natural gas for the period April 2014 through December 2014.

Areas of Operation

Our core areas of operations are in the Central Appalachian Basin of Virginia and West Virginia. The Central Appalachian Basin is a mountainous region where coal mining is prevalent. We previously had operations located in the Black Warrior and Cahaba Basins in Alabama. On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in Alabama.

Central Appalachia

Pond Creek and Lasher Fields—We are the operator of 298 producing vertical CBM wells in which we own a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. At December 31, 2013, approximately 91% of our estimated proved developed reserves, or 92.5 Bcf, is in the Pond Creek field. Net daily sales of gas averaged 15.4 MMcf per day for 2013. Our natural gas production from the Pond Creek field is delivered into the Jewell Ridge pipeline system owned by East Tennessee Natural Gas, LLC (“ETNG”). We have two long-term transportation agreements with ETNG which went into effect in April 2007 with total maximum daily quantities of 15,000 MMBtu’s and 10,000 MMBtu’s and primary terms of 15 years and 10 years, respectively. Our gas from the Lasher field is delivered into the Columbia Gas Transmission pipeline with firm transportation for 500 MMBtu’s per day. We also own and operate a 12 mile, 8 inch high-pressure steel pipeline and gas treatment and compression facilities through which the Pond Creek field natural gas production is gathered, dehydrated, and compressed for delivery into the Jewell Ridge Lateral of the East Tennessee pipeline system. In addition, we own and operate a disposal well to dispose of produced water from both the Pond Creek and Lasher fields.

Pinnate Horizontal Wells—We are the operator of 44 producing pinnate horizontal CBM wells in which we own a 71.6% average working interest in central and northern West Virginia. We also have a 33.7 % average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. At December 31, 2013, approximately 6% of our estimated proved developed reserves, or 6.1 Bcf, is associated with these pinnate horizontal wells. Net daily sales of natural gas averaged 7.6 MMcf per day for 2013.  We are party to two firm transportation agreements with total maximum daily capacity of 18,500 MMBtu per day and primary terms expiring from April 2013 through November 2024 which can be automatically extended at GeoMet’s option at the maximum tariff rate. We are also party to a 10,000 MMBtu per day gathering contract that is currently in a month-to-month evergreen term.  In some cases, our natural gas sales volumes are delivered to market under transportation agreements controlled by our working interest partners. Generally, our natural gas sales volumes are sold at a delivery point into the respective interstate pipeline system utilized.

Alabama

On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in Alabama. Net daily sales of natural gas from our Alabama properties averaged 9.7 MMcf per day through June 14, 2013.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable; however, actual results may differ. Our significant accounting policies are described in Note 4 to our audited consolidated financial statements included elsewhere in this annual report. We believe the following critical accounting policies involve significant judgments, estimates, and a high degree of uncertainty in the preparation of our financial statements.

Reserves. Our most significant financial estimates are based on estimates of proved gas reserves. Proved gas reserves represent estimated quantities of gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production, and timing of development expenditures, including many factors beyond our control. The estimation process relies on assumptions and interpretations of available geologic, geophysical, engineering, and production data and, the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geologic interpretation, and judgment. In addition, as a result of changing market conditions, natural gas prices and future development costs will change from year to year, causing estimates of proved reserves to also change. Estimates of proved reserves are key components of our most significant financial estimates involving our unevaluated properties, our rate for recording depreciation, depletion and amortization and our full cost ceiling limitation. Our reserves are fully engineered on an annual basis by Prator Bett, L.L.C., independent petroleum engineers.

Natural Gas Properties—The method of accounting for natural gas properties determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. We use the full cost method of accounting for natural gas properties as prescribed by the SEC. Under this method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our natural gas properties are capitalized.

Natural gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved gas reserves. Estimation of proved gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of natural gas properties unless the sale or disposition represents a significant quantity of gas reserves, which would have a significant impact on the depreciation, depletion and amortization rate.

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

Income Taxes—We record our income taxes using an asset and liability approach in accordance with the provisions of ASC 740. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities using enacted tax rates at the end of the period. Under ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment includes extensive analysis performed by the Company at the end of each reporting period. At December 31, 2013, a full valuation allowance has been recorded against our net deferred tax asset.

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

Derivative Instruments and Hedging Activities—Our hedging activities consist of derivative instruments entered into in order to hedge against changes in natural gas prices primarily through the use of fixed price swap agreements, basis swap agreements, three-way collars, and traditional collars. Consistent with our hedging policy, we have entered into a series of derivative instruments to hedge a significant portion of our expected natural gas production through 2014. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. These transactions are recorded in our audited consolidated financial statements in accordance with ASC 815. Although not risk free, we believe this policy will reduce our exposure to natural gas price fluctuations and thereby achieve a more predictable cash flow. As a result, our derivative instruments are cash flow hedge transactions in which we are hedging the variability of cash flow related to a forecasted transaction. We do not enter into derivative instruments for trading or other speculative purposes. At December 31, 2013, we do not have the ability to enter into additional natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

In accordance with ASC 815-20-25, as amended, all our derivative instruments are recorded on the balance sheet at fair value and changes in the fair value of the derivatives are recorded each period in current earnings for the natural gas derivatives. The natural gas derivatives have not been designated as hedge transactions.

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

Mezzanine Equity—Our Preferred Stock has been classified within the mezzanine (temporary) equity section of the Consolidated Balance Sheets because the shares are redeemable at the option of the holder and therefore do not qualify for permanent equity.

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

Natural Gas Production Operations Summary

The table below presents information on gas revenues, sales volumes, production expenses and per Mcf data for the years ended December 31, 2013 and 2012. This table should be read with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Year Ended December 31,
	2013	2012

Gas sales	$38,087	$39,147

Lease operating expenses	$13,132	$17,483
Compression and transportation expenses	7,716	8,349
Production taxes	2,097	1,962
Total production expenses	$22,945	$27,794

Net sales volumes (Consolidated) (MMcf)	10,179	13,808
Pond Creek field (Central Appalachian Basin) (MMcf)	5,607	5,866
Other Central Appalachian Basin fields (MMcf)	2,917	3,850
Gurnee field (Cahaba Basin) (MMcf)	723	1,743
Black Warrior Basin fields (MMcf)	932	2,349

Per Mcf data ($/Mcf):

Average natural gas sales price realized (Consolidated)(1)	$3.85	$4.02

Average natural gas sales price (Consolidated)	$3.74	$2.83
Pond Creek field (Central Appalachian Basin)	$3.79	$2.92
Other Central Appalachian Basin fields	$3.65	$2.69
Gurnee field (Cahaba Basin) (2)	$3.77	$2.83
Black Warrior Basin fields (2)	$3.73	$2.86

Lease operating expenses (Consolidated)	$1.29	$1.27
Pond Creek field (Central Appalachian Basin)	$1.12	$1.06
Other Central Appalachian Basin fields	$1.40	$1.36
Gurnee field (Cahaba Basin) (2)	$2.85	$2.68
Black Warrior Basin fields (2)	$0.73	$0.57
Compression and transportation expenses (Consolidated)	$0.75	$0.60
Pond Creek field (Central Appalachian Basin)	$0.66	$0.57
Other Central Appalachian Basin fields	$1.25	$1.05
Gurnee field (Cahaba Basin) (2)	$0.28	$0.26
Black Warrior Basin fields (2)	$0.19	$0.19
Production taxes (Consolidated)	$0.21	$0.14
Pond Creek field (Central Appalachian Basin)	$0.21	$0.16
Other Central Appalachian Basin fields	$0.20	$0.11
Gurnee field (Cahaba Basin) (2)	$0.18	$0.12
Black Warrior Basin fields (2)	$0.21	$0.17
Total production expenses (Consolidated)	$2.25	$2.01
Pond Creek field (Central Appalachian Basin)	$1.99	$1.79
Other Central Appalachian Basin fields	$2.85	$2.52
Gurnee field (Cahaba Basin) (2)	$3.31	$3.06
Black Warrior Basin fields (2)	$1.13	$0.93
Depletion (Consolidated)	$0.44	$0.81

(1)                  Average natural gas sales price realized includes the effects of realized gains and losses on derivative contracts.

(2)                  On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in the state of Alabama.

Results of Operations

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

The following are selected items derived from our Consolidated Statement of Operations and their percentage changes from the comparable period are presented below.

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Gas sales	$38,087	$39,147	-3%
Lease operating expenses	$13,132	$17,483	-25%
Compression expense	$4,316	$4,670	-8%
Transportation expense	$3,400	$3,679	-8%
Production taxes	$2,097	$1,962	7%
Depreciation, depletion and amortization	$4,594	$11,532	-60%
Impairment of natural gas properties	$—	$95,729	NM
Impairment of intangible asset	$—	$782	NM
General and administrative	5,010	$4,851	3%
Realized gains on derivative contracts	$(1,106)	$(16,383)	NM
Unrealized losses from the change in market value of open derivative contracts	$2,918	$11,967	NM
Gain on the sale of Properties in Alabama	$36,948	$—	NM
Interest expense	$5,132	$5,828	-12%
Income tax expense	$25	$44,043	NM
Discontinued operations, net of tax	$—	$736	NM

NM-Not Meaningful

Gas sales. Gas sales decreased by $1.1 million, or 3%, to $38.1 million compared to the prior year period. Gas sales decreased $5.5 million resulting from the sale of our Alabama properties on June 14, 2013 (the “Asset Sale”) and $3.4 million resulting from production declines in the remaining properties, offset by an increase of $7.8 million resulting from higher natural gas prices in the current year period.

Lease operating expenses. Lease operating expenses decreased by $4.4 million, or 25%, to $13.1 million compared to the prior year period. Lease operating expenses decreased $3.3 million due to the Asset Sale, $0.8 million resulting from the reversal of over-accrued ad valorem taxes paid in August 2013, and $0.3 million due to natural production declines in the remaining properties.

Compression expense. Compression expense decreased by $0.4 million, or 8%, to $4.3 million compared to the prior year period due to the Asset Sale.

Transportation expense. Transportation expense decreased by $0.3 million, or 8%, to $3.4 million compared to the prior year period. Transportation expense decreased $0.2 million due to the Asset Sale and $0.1 million due to contract expirations or renegotiations.

Production taxes. Production taxes increased by $0.1 million, or 7%, to $2.1 million compared to the prior year period. Production taxes increased by $0.4 million due to the increase over time as our West Virginia exemptions diminish, offset by a decrease of $0.3 million due to the Asset Sale.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $6.9 million, or 60%, to $4.6 million compared to the prior year period. This decrease was primarily due to the $95.7 million in impairments recorded to our natural gas properties in 2012 and the sale of our Alabama properties on June 14, 2013.

Impairment of natural gas properties. During the prior year period, the gross carrying value of the Company’s natural gas properties exceeded the full cost ceiling limitations measured quarterly and, as such, a $95.7 million aggregate impairment of natural gas properties was recorded. No such impairments were recorded in the current year period.

Impairment of intangible asset. During the prior year period, the remaining value of $0.8 million related to a drilling license was written off due to no future drilling plans in place resulting from the depressed natural gas price environment. No such impairments were recorded in the current year period.

General and administrative. General and administrative expense increased by $0.2 million, or 3%, to $5.0 million compared to the prior year period. Included in general and administrative expense was a decrease in professional fees, offset by non-recurring executive compensation. In November 2012, the Compensation Committee approved the payment of a contingent bonus in the amount of $0.4 million to be paid to the named executive officers in connection with the elimination of the borrowing base deficiency that existed under our credit agreement.

Realized gains on derivative contracts. Realized gains on derivative contracts were $1.1 million in the current year period which included a $1.2 million realized loss related to natural gas swap positions terminated in order to prevent the Company from being over-hedged after the closing of the sale of its coalbed methane properties in Alabama. Realized losses represent net cash flow settlements paid to the contract counterparty, while realized gains represent net cash flow settlements paid to us from the contract counterparty. Realized losses occur when natural gas prices exceed the derivative ceiling prices. Conversely, realized gains occur when natural gas prices go below the derivative floor prices.

Unrealized losses from the change in market value of open derivative contracts. Unrealized losses on open derivative contracts were $2.9 million in the current year period. Unrealized gains and losses are non-cash transactions that occur when the corresponding asset or liability derivative contracts are marked-to-market at the end of each reporting period.

Gain on the sale of Properties in Alabama. On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in the state of Alabama, recording a gain on the sale of $36.9 million, as described in Note 2— Sale of Coalbed Methane Properties in Alabama in the Notes to Consolidated Financial Statements.

Interest expense. Interest expense decreased by $0.7 million, or 12%, to $5.1 million compared to the prior year period. This decrease was primarily due to the $57.0 million repayment of outstanding borrowings under our credit agreement resulting from the sale of our Alabama properties on June 14, 2013.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $13.2 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the year ended December 31, 2013 is rate is as follows:

Amount computed using statutory rates	$12,016,985	34.00%
State income taxes—net of federal benefit	591,595	1.68%
Reduction of valuation allowance	(13,179,253)	-37.29%
Nondeductible items and other	595,673	1.68%
Income tax provision	$25,000	0.07%

Liquidity and Capital Resources

Cash Flows and Liquidity

Natural gas prices in 2012 were depressed compared with prices generally prevailing during prior years.  Such natural gas prices resulted in significant property impairments, a full valuation of our net deferred tax asset, and a borrowing base deficiency under our credit agreement during 2012.  Although natural gas prices were slightly improved in 2013, they continued to be depressed when compared to periods preceding 2012.

As of December 31, 2013, we had a working capital deficit of $69.2 million, a retained deficit of $266.7 million and stockholders’ deficit of $79.3 million.  Depressed natural gas prices in 2012 resulted in significant property impairments and full valuation of our deferred tax assets during 2012. On April 2, 2013, due to a maturity date of April 1, 2014, all the indebtedness under our credit agreement was reclassified to current liabilities.  In addition, our Preferred Stock continues to accrue a dividend of 12.5% per annum, which we have been paying through the issuance of additional shares of Preferred Stock.  Beginning in September 2015, dividends on the Preferred Stock will accrue at 9.6% per annum and be payable in cash.

Cash flows provided by operations for the year ended December 31, 2013 were $8.8 million, down $9.6 million from the prior year period. The decrease was primarily due to a $7.3 million decrease in natural gas sales primarily resulting from production volumes lost in the sale of our Alabama properties and $1.2 million in realized hedging losses related to natural gas swap positions terminated in order to prevent the Company from being over-hedged after the closing of the sale of its coalbed methane properties in Alabama. Cash flows provided by operations of $8.8 million for the year ended December 31, 2013 and the net proceeds from the sale of our Properties in Alabama of $60.7 million were sufficient to fund net cash used in financing activities of $67.8 million, consisting almost entirely of repayments of borrowings under our credit agreement.

The June 2013 sale of our Alabama assets brought our borrowing base into conformity under our credit agreement; however, we remain highly leveraged. On February 13, 2014, we entered into an agreement to sell our Central Appalachian assets (the “Asset Sale”), which represent substantially all of our remaining assets for $107 million, subject to various purchase price adjustments.  The Asset Sale is described below in “Pending Sale of Central Appalachian Assets” section below. We expect to close this transaction in the second quarter of 2014; however, the closing is subject to numerous closing conditions such as an approval of the transaction by our stockholders.  No assurance can be given that the Asset Sale will be consummated. In order to allow a reasonable time to close the Asset Sale and repay all outstanding liabilities and obligations, on February 28, 2014, we amended our credit agreement to extend the maturity date from April 1, 2014 to the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement. No assurances can be made that we will be able to refinance, repay or further extend the maturity date of our credit agreement. For additional information related to our credit agreement, see “Credit Agreement” section below.

Pending Sale of Central Appalachian Assets

Pursuant to the Asset Purchase Agreement, we will sell the Assets for $107 million in cash, subject to certain purchase price adjustments specified in the Asset Purchase Agreement to account for cash flows from the effective date of the Asset Purchase Agreement to closing. The Company plans to use the purchase price proceeds received at the closing of the Asset Sale to satisfy all of its outstanding liabilities, including repaying the outstanding balance under its credit agreement. The Company expects that the proceeds from the Asset Sale will exceed the Company’s liabilities.

Assuming the Asset Sale closes at the end of the second quarter of 2014, the Company currently estimates that the purchase price will be adjusted downward approximately $7 million to account for cash flows from the effective date to closing, that the outstanding balance of its credit agreement will be approximately $66 million, and that the Company’s other liabilities (including federal income taxes and hedge termination costs (which could vary substantially given volatility in prevailing natural gas prices)) will total approximately $4 million.  The excess net proceeds will also be used to pay the Company’s transaction costs and expenses (currently estimated to total approximately $3 million), and to make severance, retention and change of control payments to certain employees and members of the Company’s senior management (currently estimated to total approximately $4 million).

Assuming, for these purposes only, that the foregoing estimates are accurate, we currently estimate that the remaining balance of the net proceeds would total approximately $23 million.

The remaining balance of the net proceeds will be used for normal working capital and operating expense purposes while the Company evaluates its next steps. We currently anticipate that the Asset Sale would be followed by either a merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

As of December 31, 2013, our Central Appalachian assets remain classified as long-lived asset in our Audited Consolidated Balance Sheet. Due to circumstances surrounding the pending sale of our Central Appalachian assets, it has become likely that we will classify these assets as Assets Held For Sale in our unaudited consolidated balance sheet as of March 31, 2014 and report the operating results as discontinued operations in our unaudited consolidated statement of operations for the three months then ended.

The terms of our outstanding Preferred Stock provide that in the event of a liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus paid-in-kind shares plus accrued and unpaid dividends, and currently totals approximately $60 million.  Therefore, if the Company is dissolved following the Asset Sale, the estimated remaining net proceeds (approximately $23 million) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($60 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a merger.   If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a merger, then the Preferred Stock might instead exercise its rights to convert into Common Stock, and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  Assuming the remaining net proceeds from the Asset Sale are approximately $23 million, this would mean that the holders of our Preferred Stock would receive less in a merger than the holders of our Preferred Stock would receive in a dissolution as a result of their liquidation preference.  In order for the Company to engage in a merger, the Company would have to receive the approval of the holders of at least fifty percent (50%) of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of the holders of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.  The Company has been advised by the holders of more than fifty percent (50%) of our Preferred Stock that they will not vote in favor of a merger unless the terms of the transaction provide that the holders of our Preferred Stock will be entitled to receive at least the same value or distributions as such holders would have been entitled to receive in a dissolution pursuant to the liquidation preference to which the holders of the Preferred Stock are entitled.  As a result, absent a concession from the holders of our Preferred Stock, it is likely that the holders of our Common Stock would not receive any distributions if the Asset Sale is followed by a merger.

Credit Agreement

During 2012, the amounts borrowed under our credit agreement exceeded the borrowing base.  Borrowings under our credit agreement at August 8, 2012 totaled $148.6 million. On August 8, 2012, in connection with the excess of borrowings over the borrowing base, we amended our credit agreement to provide for a tranche A loan in the amount of our borrowing base and a tranche B loan in the amount of the excess.

On June 14, 2013, we closed the sale of all of our coalbed methane properties located in the state of Alabama. Simultaneously with the close of the property sale, approximately $57.0 million was used to repay outstanding borrowings under our credit agreement, which eliminated the borrowing base deficiency. After this repayment, borrowings outstanding under our credit agreement totaled $77.0 million.

Our credit agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base. As a result, the current outstanding loans, once repaid, may not be re-borrowed. All outstanding borrowings under our credit agreement are due and payable on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement. Our borrowing base is defined to be the equal to the amount borrowed under our credit agreement. Our credit agreement provides for interest to accrue at a rate calculated, at our option, at the Adjusted Base Rate plus a margin of 2.00% or the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin of 3.00%. Adjusted Base Rate is defined to be the greater of (i) the agent’s base rate or (ii) the federal funds rate plus one half of one percent or (iii) the LIBOR Rate plus a margin of 1.00%. All financial covenants were deleted by the Amendment and were replaced with a capital expenditure covenant (a maximum of $1.5 million in 2012 and $1.0 million in 2013 and thereafter). As of December 31, 2013, we had $71.6 million of borrowings outstanding under our credit agreement. As of December 31, 2013, the interest rates applied to borrowings were 3.24%

Capital Expenditures

The following table is a summary of our capital expenditures on an accrual basis by category for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Capital expenditures:
Leasehold acquisition	$122	$717
Development	471	(27)
Asset retirement obligations	402	4,853
Capitalized overhead	—	134
Other items	10	99
Total capital expenditures	$1,005	$5,776

In 2012, we revised our estimates primarily related to the costs to plug and abandonment our horizontal Pinnate wells, resulting in a $4.8 million non-cash charge to our full cost pool, offset by an increase to our asset retirement obligation. We are limited under our credit agreement to incur capital expenditures other than those necessary to maintain current operations and leases of no more than $0.6 million in 2014.

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

We have historically entered into hedging transactions, generally for forward periods up to two years or more, which increase the probability of achieving our targeted level of cash flows. Our credit agreement limits amounts of future natural gas production that we may hedge. At December 31, 2013, we do not have the ability to enter into additional natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

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

Commodity Price Risk and Related Hedging Activities

At December 31, 2013, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Fair Value
January 2014 through December 2015	3,650,000	$4.30	$3.60	$(576,828)
January 2014 through December 2015	3,650,000	$4.20	$3.50	(802,773)
	7,300,000			$(1,379,601)

At December 31, 2013, we had the following natural gas swap position:

Period	Volume (MMBtu)	Fixed Price	Fair Value
January through March 2014	360,000	$3.82	(164,121)

We have hedged approximately 48% of our forecasted production for 2014.

Operating Lease Commitments

We have operating leases for office space, office equipment and field compressors expiring in various years through 2019. Future minimum lease commitments as of December 31, 2013 under non-cancelable operating leases having remaining terms in excess of one year are as follows:

Year Ended December 31,	Amount
2014	$841,274
2015	420,540
2016	378,225
2017	186,008
2018 and thereafter	215,333
Total future minimum lease commitments	$2,041,380

Total rental expenses under operating leases were approximately $2.3 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively.

Transportation and Gathering Contracts—As of December 31, 2013, under the following firm transportation contracts, we can transport maximum daily volumes of (1) 500 MMBtu’s continuing until October 31, 2015, (2) 15,000 MMBtu’s continuing until April 1, 2022, (3) 10,000 MMBtu’s continuing until April 1, 2017, (4) 15,000 MMBtu’s continuing until October 31, 2024, (5) and 10,000 MMBtu’s continuing until June 30, 2017. We have a right to extend each of these contracts at the maximum tariff rate. Additionally, we have a firm gathering contract for daily volumes of 10,000 Dth’s through June 30, 2017. As of December 31, 2013, the maximum commitment remaining under the transportation and gathering contracts is approximately $23.9 million.

Other Commitments

In the event that the Asset Sale described in Note 3— Going Concern and Management’s Plans is terminated for select reasons by GeoMet, GeoMet is obligated to pay a termination fee to the buyer in the amount of $4,280,000, as well as any professional fees associated with the termination.

Impact of Inflation

Inflation has not had a significant impact on our operations during the two years in the period ended December 31, 2013.  We believe that inflation will not have a significant near-term impact on our financial position.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (OIS) to be used as a United States benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has adopted and applied the provisions of ASU 2013-10 which did not impact its operating results, financial position or cash flows.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under United States GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. The update is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. We are presently assessing the potential impact of ASU 2013-04.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under accounting principles generally accepted in the United States (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted and applied the provisions of ASU 2013-02 which did not impact its operating results, financial position or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company has adopted and applied the provisions of ASU 2013-01. See disclosure provided in Note 10—Derivative Instruments and Hedging Activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the year ended December 31, 2013, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $3.8 million, which would have been offset by approximately $2.9 million by increased realized gas hedging gains.

Interest Rate Risk. We have long-term debt subject to the risk of loss associated with movements in interest rates. As of December 31, 2013, we had $71.6 million of borrowings outstanding under our credit agreement. As of December 31, 2013, the interest rate applied to borrowings was 3.24%. For the year ended December 31, 2013, interest on the borrowings averaged 4.10% per annum. All of the debt outstanding under our credit agreement accrues interest at floating or market rates. Fluctuations in market interest rates will cause our interest costs to fluctuate. Based upon the weighted average balance outstanding under our credit agreement, a 1% increase in market interest rates would have increased interest expense and negatively impacted our cash flows for the year ended December 31, 2013 by approximately $0.3 million.

Item 8. Financial Statements and Supplementary Data

GEOMET, INC. AND SUBSIDIARIES

Index to Financial Statements

Page
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2013 and 2012	50
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	51
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012	52
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012	53
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	54
Notes to Audited Consolidated Financial Statements	55
SUPPLEMENTARY INFORMATION (UNAUDITED)—
Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for the years ended December 31, 2013 and 2012	72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GeoMet, Inc.

We have audited the accompanying consolidated balance sheets of GeoMet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoMet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Houston, Texas
March 31, 2014

GEOMET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$8,108,272	$7,234,225
Accounts receivable, net of allowance of $14,744 and $17,634 at December 31, 2013 and 2012, respectively	2,900,807	6,248,819
Inventory	—	262,885
Derivative asset—natural gas contracts	—	3,929,767
Other current assets	692,740	1,437,819
Total current assets	11,701,819	19,113,515
Natural gas properties—utilizing the full cost method of accounting:
Proved natural gas properties	333,109,974	539,077,119
Other property and equipment	3,158,701	3,749,621
Total property and equipment	336,268,675	542,826,740
Less accumulated depreciation, depletion, amortization and impairment of gas properties	(293,939,624)	(467,702,053)
Property and equipment—net	42,329,051	75,124,687
Other noncurrent assets:
Deferred income taxes	—	1,125,804
Other	769,384	962,451
Total other noncurrent assets	769,384	2,088,255
TOTAL ASSETS	$54,800,254	$96,326,457
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,541,770	$5,728,879
Royalties payable	3,656,272	3,830,904
Accrued liabilities	1,073,653	1,793,946
Deferred income taxes	—	1,125,804
Derivative liability—natural gas contracts	834,151	919,572
Asset retirement obligations	265,470	73,706
Current portion of long-term debt	71,550,000	10,300,000
Total current liabilities	80,921,316	23,772,811
Long-term debt	—	129,000,000
Asset retirement obligations	8,915,407	13,235,318
Derivative liability—natural gas contracts	709,571	1,636,348
Other long-term accrued liabilities	113,434	143,682
TOTAL LIABILITIES	90,659,728	167,788,159
Commitments and contingencies (Notes 10 and 19)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $60,005,710; $.001 par value; 7,401,832 shares authorized, 6,000,571 and 5,305,865 shares were issued and outstanding at December 31, 2013 and 2012, respectively	43,404,993	35,851,887
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,662,749 and 40,690,077 issued and 40,652,317 and 40,679,645 outstanding at December 31, 2013 and 2012, respectively	40,663	40,690
Treasury stock, at cost—10,432 shares at December 31, 2013 and 2012	(94,424)	(94,424)
Paid-in capital	187,527,716	195,033,585
Accumulated other comprehensive loss	—	(53,020)
Retained deficit	(266,738,422)	(302,057,496)
Less notes receivable	—	(182,924)
Total stockholders’ deficit	(79,264,467)	(107,313,589)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$54,800,254	$96,326,457

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Revenues:
Gas sales	$38,086,539	$39,146,723
Other	122,844	236,364
Total revenues	38,209,383	39,383,087
Expenses:
Lease operating expense	13,131,855	17,482,709
Compression and transportation expense	7,716,864	8,349,799
Production taxes	2,096,598	1,961,804
Depreciation, depletion and amortization	4,594,093	11,531,565
Impairment of intangible asset	—	782,462
Impairment of natural gas properties	—	95,728,981
General and administrative	5,009,645	4,851,193
Restructuring costs	95,584	1,083,018
Gains (losses) on natural gas derivatives	1,811,191	(4,415,617)
Total operating expenses	34,455,830	137,355,914
Gain on the sale of properties in Alabama	36,948,313	—
Operating income (loss)	40,701,866	(97,972,827)
Other income (expense):
Interest income	1,714	5,527
Interest expense	(5,132,424)	(5,827,659)
Write off of debt issuance costs	—	(1,377,520)
Other	(227,082)	(1,463)
Total other income (expense)	(5,357,792)	(7,201,115)
Income (loss) before income taxes from continuing operations	35,344,074	(105,173,942)
Income tax expense	25,000	44,043,200
Income (loss) from continuing operations	35,319,074	(149,217,142)
Discontinued operations	—	(736,025)
Net income (loss)	$35,319,074	$(149,953,167)
Accretion of discount on Series A Convertible Redeemable Preferred Stock	(2,257,968)	(1,913,134)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(5,295,138)	(3,934,094)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(2,572)	(2,757)
Net income (loss) available to Common Stockholders	$27,763,396	$(155,803,152)
Net income (loss) per common share—basic:
Net income (loss) per common share from continuing operations	$0.69	$(3.86)
Net loss per common share from discontinued operations	$—	$(0.02)
Net income (loss) per common share—basic	$0.69	$(3.88)
Net income (loss) per common share—diluted:
Net income (loss) per common share from continuing operations	$0.42	$(3.86)
Net loss per common share from discontinued operations	$—	$(0.02)
Net income (loss) per common share—diluted	$0.42	$(3.88)
Weighted average number of common shares:
Basic	40,481,330	40,123,608
Diluted	83,384,951	40,123,608

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Net income (loss)	$35,319,074	$(149,953,167)
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustment	(10,182)	10,661
Reclassification adjustment for loss on foreign currency translation included in net income (loss)	1,541	1,307,906
Unrealized loss on available for sale securities	(90,567)	(61,661)
Reclassification adjustment for impairment of available for sale securities included in net income (loss)	152,228	—
Comprehensive income (loss)	$35,372,094	$(148,696,261)

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Par Value $0.001	Common Stock Par Value $0.001	Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Notes Receivable	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2012	40,010,188	$40,010	$(94,424)	$200,344,209	$(1,309,926)	$(152,104,329)	$(244,456)	$46,631,084
Stock-based compensation	682,288	682		602,930				603,612
Purchase and cancellation of Common Stock	(2,399)	(2)		(2,037)				(2,039)
Dividends paid in-kind				(3,934,094)				(3,934,094)
Dividends paid in cash				(2,757)				(2,757)
Accretion of discount on Series A Convertible Redeemable Preferred Stock				(1,913,134)				(1,913,134)
Write-off of notes receivable				(62,883)			62,883	—
Accrued interest on notes receivable				1,351			(1,351)	—
Net loss						(149,953,167)		(149,953,167)
Unrealized loss on available for sale securities, net of income taxes of $0					(61,661)			(61,661)
Reclassification adjustment for loss on foreign currency translation					1,307,906			1,307,906
Foreign currency translation adjustment, net of income taxes of $0					10,661			10,661
Balance at December 31, 2012	40,690,077	$40,690	$(94,424)	$195,033,585	$(53,020)	$(302,057,496)	$(182,924)	$(107,313,589)
Stock-based compensation				232,760				232,760
Purchase and cancellation of Common Stock	(121)			(27)				(27)
Shares of restricted stock forfeited upon termination of employment	(2,779)	(3)						(3)
Dividends paid in-kind				(5,295,138)				(5,295,138)
Dividends paid in cash				(2,572)				(2,572)
Accretion of discount on Series A Convertible Redeemable Preferred Stock				(2,257,968)				(2,257,968)
Write-off of notes receivable	(24,428)	(24)		(183,208)			183,208	(24)
Accrued interest on notes receivable				284			(284)	—
Net income						35,319,074		35,319,074
Unrealized loss on available for sale securities, net of income taxes of $0					(90,567)			(90,567)
Foreign currency translation adjustment, net of income taxes of $0					(10,182)			(10,182)
Reclassification adjustment for loss on foreign currency translation					1,541			1,541
Reclassification adjustment for impairment of available for sale securities					152,228			152,228
Balance at December 31, 2013	40,662,749	$40,663	$(94,424)	$187,527,716	$—	$(266,738,422)	$—	$(79,264,467)

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$35,319,074	$(149,953,167)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	4,594,093	11,529,846
Impairment of available for sale securities	153,769	—
Impairment of intangible asset	—	782,462
Impairment of natural gas properties	—	95,728,981
Amortization of debt issuance costs	912,481	725,408
Write off of debt issuance costs	—	1,377,520
Deferred income tax expense	—	44,018,200
Unrealized losses from the change in market value of open derivative contracts	2,917,569	11,967,386
Stock-based compensation	232,760	580,958
Gain on the sale of properties in Alabama	(36,948,313)	—
Loss on sale of Hudson’s Hope Gas, Ltd.	—	683,154
Loss on sale of other assets	107,519	4,400
Accretion expense—asset retirement obligations	1,035,717	827,771
Changes in operating assets and liabilities:
Accounts receivable	3,732,313	(1,850,161)
Other current assets	(276,118)	93,046
Accounts payable	(2,291,340)	2,518,597
Other current liabilities	(691,716)	(673,449)

Net cash provided by operating activities	8,797,808	18,360,952

Cash flows provided by investing activities:
Capital expenditures	(919,412)	(1,077,249)
Proceeds from the sale of Alabama properties	60,732,775	—
Return of original basis through the settlement of natural gas derivative contracts	—	9,109,404
Proceeds from sale of other property and equipment	19,276	4,300

Net cash provided by investing activities	59,832,639	8,036,455

Cash flows used in financing activities:
Deferred financing costs	(3,801)	(832,401)
Proceeds from borrowings under credit agreement	—	10,500,000
Payments on outstanding borrowings under credit agreement	(67,750,000)	(29,100,000)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(2,572)	(2,757)
Purchase and cancellation of treasury stock	(27)	(2,039)
Payments on other debt	—	(188,965)

Net cash used in financing activities	(67,756,400)	(19,626,162)
Effect of exchange rate changes on cash and cash equivalents	—	5,115

Increase in cash and cash equivalents	874,047	6,776,360
Cash and cash equivalents at beginning of year	7,234,225	457,865

Cash and cash equivalents at end of year	$8,108,272	$7,234,225

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,208,800	$5,022,738

Income taxes	$25,000	$25,000

Significant noncash investing and financing activities:
Accrued capital expenditures	$26,546	$450,007
Fair value of common stock received in exchange for Hudson’s Hope Gas, Ltd	$—	$293,769
Increase in estimated asset retirement obligations	$453,660	$4,846,818

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

Note 2— Sale of Coalbed Methane Properties in Alabama

On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in the state of Alabama. The sale resulted in proceeds of approximately $62.0 million after purchase price adjustments of $1.2 million to account for net cash flows from the effective date to the closing date. Approximately $58.8 million was used to repay outstanding borrowings under our credit agreement and $3.2 million was used to pay transaction related costs and expenses, including the liquidation of certain natural gas hedge positions.

Total gain on the sale included the following:

Cash proceeds	$62,007,639
Buyer’s assumption of asset retirement obligations	4,411,201
Buyer’s assumption of other liabilities	164,108
Net book value of sold natural gas properties	(27,998,835)
Net book value of sold inventory	(133,732)
Net book value of sold equipment	(108,642)
Transaction costs	(1,120,654)
Post-closing purchase price adjustments (1)	(272,772)
Total gain on sale	$36,948,313

(1)                  Post-closing purchase price adjustments results from actual operating revenues and expenses realized related to properties sold that differed from the amounts estimated at the time of closing.

No current federal or state income taxes payable were recorded in conjunction with the sale of the Alabama properties which is the result of 2013 tax basis operating losses generated in the normal course of business that are estimated to be available to offset the taxable gain. Additionally, our net deferred tax asset and the offsetting valuation allowance recorded against it were both reduced by $14.1 million as a result of recording the gain on the sale of assets. At December 31, 2013, our remaining net deferred tax asset is $83.5 million for which a full valuation allowance remains recorded against it.

The following unaudited pro forma balances reflect the sale of our coalbed methane assets in Alabama for the years ended December 31, 2013 and 2012 giving effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable. Included in Net income (loss), Net income (loss) available to Common Stockholders and Net income (loss) per common share (basic and diluted) for the year ended December 31, 2013 is the total gain on sale of $36,948,313.

Consolidated Pro Forma Information (Unaudited)

	2013	2012
Revenue	$31,967,227	$27,564,502
Income (loss) from continuing operations	$37,908,108	$(71,115,461)
Net income (loss)	$34,861,753	$(119,782,988)
Net income (loss) available to Common Stockholders	$27,306,075	$(125,632,973)
Net income (loss)per common share—basic	$0.67	$(3.13)
Net income (loss)per common share—diluted	$0.42	$(3.13)

Note 3— Going Concern and Management’s Plans

As of December 31, 2013, we had a working capital deficit of $69.2 million, a retained deficit of $266.7 million and stockholders’ deficit of $79.3 million.  Depressed natural gas prices in 2012 resulted in significant property impairments and full valuation of our deferred tax assets during 2012. On April 2, 2013, due to a maturity date of April 1, 2014, all the indebtedness under our credit agreement was reclassified to current liabilities.  In addition, our Preferred Stock continues to accrue a dividend of 12.5% per annum, which we have been paying through the issuance of additional shares of Preferred Stock.  Beginning in September 2015, dividends on the Preferred Stock will accrue at 9.6% per annum and be payable in cash.

The June 2013 sale of our Alabama assets brought our borrowing base into conformity under our credit agreement; however, we remain highly leveraged. On February 13, 2014, we entered into an agreement to sell substantially all of the remaining assets (the “Asset Sale”) for $107 million, subject to various purchase price adjustments.   We expect to close this transaction in the second quarter of 2014; however, the closing is subject to numerous closing conditions such as an approval of the transaction by our stockholders.  No assurance can be given that the Asset Sale will be consummated. In order to allow a reasonable time to close the asset sale and repay all outstanding liabilities and obligations, on February 28, 2014, we amended our credit agreement to extend the maturity date from April 1, 2014 to the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement, and no assurances can be made that we will be able to refinance, repay or further extend the maturity date of our credit agreement.

We currently anticipate that the Asset Sale, if consummated, would be followed by either a merger/corporate transaction or a liquidation and distribution of our remaining assets in accordance with applicable law. Generally, in dissolution, the net proceeds of a sale would be used to repay the amount outstanding under our credit agreement, if any, and make adequate provision for satisfaction of other known or contingent payment obligations.

Any such sale of assets, and any subsequent merger/corporate transaction or liquidation, would require approval by (i) our board of directors, (ii) at least fifty percent (50%) of the outstanding shares of our Preferred Stock entitled to vote at a special meeting of the stockholders of GeoMet and (iii) a majority of the outstanding shares of GeoMet’s Common Stock including the outstanding shares of Preferred Stock on an as-converted basis voting together with the holders of Common Stock as a single class. On an as-converted basis, the Preferred Stock currently represents approximately 53% of the outstanding shares and therefore would have the ability to control any vote requiring the approval of our shareholders, including a vote to approve a sale transaction and any subsequent merger or liquidation.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern.

In the event the assumption of the continuation of the Company as a going concern was no longer appropriate, management and the board of directors would adopt a plan of liquidation. The Company would then be required to implement the liquidation basis of accounting. Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the authorization of a plan for liquidation, would be adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing a plan for liquidation, would be stated at their estimated settlement amounts.

Note 4—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying Audited Consolidated Financial Statements are presented in conformity with GAAP and include our accounts and the accounts of our wholly-owned subsidiaries, GeoMet Operating Company, Inc., GeoMet Gathering Company LLC, and Hudson’s Hope Gas, Ltd. (disposed on June 20, 2012). All inter-company accounts and transactions have been eliminated in consolidation.

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

Natural Gas Properties—The method of accounting for natural gas properties determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. We use the full cost method of accounting for natural gas properties as proscribed by the SEC. For more information see Note 8—Natural Gas Properties.

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

Income Taxes—We record our income taxes using an asset and liability approach in accordance with the provisions of ASC 740. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities using enacted tax rates at the end of the period. Under ASC 740, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013, a full valuation allowance has been recorded against our net deferred tax asset.

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

Revenue Recognition and Gas Balancing—We derive revenue primarily from the sale of produced natural gas. We use the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties, are recognized as the production is sold to a purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. In instances where we have wellhead imbalances, we use the entitlements method. A ready market for natural gas allows us to sell our natural gas shortly after production at various pipeline receipt points at which time title and risk of loss transfers to the buyer. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when our production delivered into the pipeline varies from the gas we nominated for sale. Depending on the agreement in place, imbalances may be made up in future production or settled with cash approximately thirty days from date of production. Imbalances are recorded as either a reduction or increase of revenue depending upon whether we are over-delivered or under-delivered.

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

Concentration of Credit Risk—Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable and derivative assets. We place our cash investments with highly qualified financial institutions. Risks with respect to receivables as of December 31, 2013 and 2012 arise substantially from the sales of natural gas and joint interest billings from our working interest partners. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. We accrue a reserve on a receivable when, based on management’s judgment, it is probable that a receivable will not be collected and the amount of such reserve may be reasonably estimated. Risks with respect to derivative assets as of December 31, 2013 arise from cash settlements due to us from our derivative counterparties. Five purchasers of our natural gas production purchased 99.1% of the gas we delivered to market during the year ended December 31, 2013, of which 62.0% was purchased by one entity. We do not believe the loss of the aforementioned purchaser would materially affect our ability to sell the natural gas we produce as we believe other purchasers are available in our areas of operation. As of December 31, 2013, three of our natural gas purchasers and one joint interest owner accounted for 88% of our accounts receivable related to gas sales, of which one natural gas purchaser accounted for 65% of our accounts receivable related to gas sales. At December 31, 2013 and 2012, we have recorded an allowance for doubtful accounts receivable of $14,744 and $17,634, respectively, related to other revenue and not a purchaser of our natural gas. We have not experienced any significant losses from uncollectible accounts.

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

Capitalized General and Administrative Expenses—Under the full cost method of accounting, a portion of our general and administrative expenses that are directly attributable to our acquisition, exploration and development activities are capitalized as part of our natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services and other costs directly associated with those activities. We capitalized general and administrative costs related to our acquisition, exploration and development activities, during the period ended December 31, 2012 of $134,350. No such costs were capitalized in 2013.

Derivative Instruments and Hedging Activities. Our hedging activities consist of derivative instruments entered into to hedge against changes in natural gas prices primarily through the use of fixed price swap agreements, basis swap agreements, three-way collars, and traditional collars. Consistent with our hedging policy, we entered into a series of derivative instruments to hedge a significant portion of our expected natural gas production through 2014. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. These transactions are recorded in our audited consolidated financial statements in accordance with ASC 815. Although not risk free, we believe this policy will reduce our exposure to natural gas price fluctuations and thereby achieve a more predictable cash flow. As a result, our derivative instruments are economic or cash flow hedge transactions in which we are hedging the variability of cash flow related to a forecasted transaction. We do not enter into derivative instruments for trading or other speculative purposes. At December 31, 2013, we do not have the ability to enter into additional natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

In accordance with ASC 815-20-25, as amended, all our derivative instruments are recorded on the balance sheet at fair value and changes in the fair value of the derivatives are recorded each period in current earnings for the natural gas derivatives. The natural gas derivatives have not been designated as hedge transactions.

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

Fair Value Measurement—Effective January 1, 2008, we adopted ASC 820-10-55, which provides a framework for measuring fair value under GAAP. ASC 820-10-55 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-55 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are derived from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See disclosure related to the implementation of ASC 820-10-55 in Note 10—Derivative Instruments and Hedging Activities.

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

Note 5—Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (OIS) to be used as a United States benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have adopted and applied the provisions of ASU 2013-10 which did not impact our operating results, financial position or cash flows.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under United States GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. The update is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. We are presently assessing the potential impact of ASU 2013-04.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under accounting principles generally accepted in the United States (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted and applied the provisions of ASU 2013-02 which did not impact its operating results, financial position or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company has adopted and applied the provisions of ASU 2013-01. See disclosure provided in Note 10—Derivative Instruments and Hedging Activities.

Note 6—Discontinued Operations

On June 20, 2012, we disposed of Hudson’s Hope Gas, Ltd., a subsidiary which held our Canadian natural gas properties, in exchange for two million shares of Canada Energy Partners, Inc. (“CEP Shares”) which we were restricted from selling before June 20, 2013. We recognized a loss on the disposition in the amount of $0.7 million, which was made up of a $1.3 million loss related to the currency translation adjustment, offset by $0.3 million in asset retirement obligations conveyed to the buyer and the proceeds consisting of the $0.3 million in estimated fair value of the CEP shares received. The loss on this disposition has been included in Discontinued operations, net of tax, in the Consolidated Statements of Operations. Additionally, all historical operating results related to the disposed company have been removed from Operating income (loss) and included in Discontinued operations, net of tax, in the Consolidated Statements of Operations for the periods presented.

As a result of the disposition, we are classifying these activities as a discontinued operation for all the periods presented. Results for activities reported as discontinued operations for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Revenues	$—	$—
Operating expenses	—	32,444

Operating loss	—	(32,444)
Loss on sale of Hudson’s Hope Gas, Ltd.	—	(683,154)
Other expense	—	(20,427)
Income tax expense	—	—

Net loss	$—	$(736,025)

Note 7—Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share— Net income (loss) per common share —basic is calculated by dividing Net income (loss) available to Common Stockholders—basic by the basic weighted average number of shares of Common Stock outstanding during the period. Net income (loss) per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income (loss) available to Common Stockholders—diluted by the sum of the basic weighted average number of shares of Common Stock outstanding plus potentially dilutive securities. Net income (loss) per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. A reconciliation of the numerator and denominator is as follows:

	2013	2012
Net income (loss) available to Common Stockholders—basic	$27,763,396	$(155,803,152)
Dilutive related add back:
Accretion of discount on Preferred Stock	2,257,968	—
Paid-in-kind dividends on Preferred Stock	5,295,138	—
Cash dividends paid on Preferred Stock	2,572	—

Net income (loss) available to Common Stockholders—diluted	$35,319,074	$(155,803,152)

Net income (loss) per common share—basic:
Net income (loss) per common share from continuing operations	$0.69	$(3.86)
Net loss per common share from discontinued operations	—	(0.02)
Net income (loss) per common share—basic	$0.69	$(3.88)

Net income (loss) per common share—diluted:
Net income (loss) per common share from continuing operations	$0.42	$(3.86)
Net loss per common share from discontinued operations	—	(0.02)
Net income (loss) per common share—diluted	$0.42	$(3.88)
Weighted average number of common shares:
Basic	40,481,330	40,123,608
Potentially dilutive securities:
Preferred stock	42,787,068	—
Restricted stock units	116,553	—
Diluted	83,384,951	40,123,608

Net income per common share—basic for the year ended December 31, 2013 included $0.91 per common share, net of $0 tax, resulting solely from the Gain on the sale of properties in Alabama. Net income per common share—diluted for the year ended December 31, 2013 included $0.44 per common share, net of $0 tax, resulting from the Gain on the sale of properties in Alabama.

Net loss per common share—diluted for the year ended December 31, 2012 excluded the effects of the Series A Convertible Redeemable Preferred Stock, the restricted shares, the restricted stock units and the stock options as the net impact would have been anti-dilutive. The impact of the Series A Convertible Redeemable Preferred Stock would have included an addition to the numerator of the Accretion of discount on Series A Convertible Redeemable Preferred Stock of $1,913,134 and dividends on Series A Convertible Redeemable Preferred Stock of $3,936,851 and an addition to the denominator of 37,813,420 in dilutive Preferred Stock, as converted. Additionally, the denominator excluded 260,725 in dilutive restricted shares, 156,992 in dilutive restricted stock units, and 2,387,504 in dilutive stock options.

Note 8—Natural Gas Properties

The method of accounting for oil and gas producing activities determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. We use the full cost method of accounting for natural gas properties as prescribed by the SEC. Under this method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our natural gas properties are capitalized.

Natural gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved gas reserves.

Estimation of proved gas reserves involves professional judgment and use of factors that cannot be precisely determined. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during future reporting periods. No gains or losses are recognized upon the sale or disposition of natural gas properties unless the sale or disposition represents a significant quantity of gas reserves, which would have a significant impact on the depreciation, depletion and amortization rate.

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

For the year ended December 31, 2013, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $3.69 per Mcf, resulting in a natural gas price of $3.75 per Mcf when adjusted for regional price differentials. For the year ended December 31, 2013, no write-downs of the carrying value of our full cost pool were recorded.

For the year ended December 31, 2012, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $2.78 per Mcf, resulting in a natural gas price of $2.91 per Mcf when adjusted for regional price differentials. For the year ended December 31, 2012, we recorded $95.7 million in write-downs of the carrying value of our full cost pool.

The following table provides a summary of the capitalized cost of our natural gas properties as of December 31, 2013 and 2012, by the year in which the costs were incurred.

	2013	2012
Subject to depletion	$333,109,974	$539,077,119
Total not subject to depletion	—	—
Gross natural gas properties	333,109,974	539,077,119
Less impairment of natural gas properties	(241,964,803)	(391,118,140)
Less accumulated depletion	(49,161,150)	(73,567,602)
Net natural gas properties	$41,984,021	$74,391,377

On February 13, 2014, the Company entered into an asset purchase agreement to sell substantially all of the natural gas assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia, which comprise substantially all of the Company’s remaining assets, for a purchase price of $107 million, subject to various purchase price adjustments.

Note 9—Asset Retirement Obligations

We record an asset retirement obligation (“ARO”) on the consolidated balance sheet and capitalize the asset retirement costs in natural gas properties in the period in which the retirement obligation is incurred. The amount of the ARO and the costs capitalized are equal to the estimated future costs to satisfy the obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date the abandonment obligation was incurred using an assumed cost of funds for GeoMet. Once the ARO is recorded, it is then accreted to its estimated future value using the same assumed cost of funds. Periodically, we update the cost assumptions resulting from market changes and revise the liability recorded accordingly.

The following table describes the changes to our asset retirement obligations for the years ending December 31, 2013 and 2012.

	2013	2012
Asset retirement obligation at beginning of year	$13,309,024	$8,170,579
Buyer’s assumption of liabilities	(5,509,401)	—
Liabilities incurred	—	14,252
Liabilities settled	(108,123)	(554,991)
Accretion of discount	1,035,717	827,771
Revisions in estimates	453,660	4,846,818
Currency translation adjustment	—	4,595

Asset retirement obligation at end of year	9,180,877	13,309,024
Less: current portion of obligation	265,470	73,706

Long-term asset retirement obligation	$8,915,407	$13,235,318

In 2013, the buyer’s assumption of liabilities related to natural gas properties sold consisted of $4,411,201 related to the sale of our Alabama properties, as described in Note 2, and $1,098,200 related to various other natural gas properties sold. In 2012, we revised our estimates primarily related to the costs to plug and abandonment our horizontal Pinnate wells, resulting in a $4.8 million non-cash charge to our full cost pool, offset by an increase to our asset retirement obligation.

Note 10—Derivative Instruments and Hedging Activities

The energy markets have historically been volatile, and there can be no assurance that future natural gas prices will not be subject to wide fluctuations. At December 31, 2013, we do not have the ability to enter into natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

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

Commodity Price Risk and Related Hedging Activities

At December 31, 2013, we had the following natural gas derivative contracts:

Contract Type	Period	Volume (MMBtu)	Fixed Price or Sold Ceiling/ Bought Floor	Derivative liability— current	Derivative liability— non-current	Total Fair Value of Contract
Swap	January 2014 through March 2014	360,000	$3.82	(164,121)	—	(164,121)
Collar	January 2014 through December 2015	3,650,000	$4.30/$3.60	(280,392)	(296,436)	(576,828)
Collar	January 2014 through December 2015	3,650,000	$4.20/$3.50	(389,638)	(413,135)	(802,773)
		7,660,000		$(834,151)	$(709,571)	$(1,543,722)

At December 31, 2012, we had the following natural gas derivative contracts:

Contract Type	Period	Volume (MMBtu)	Fixed Price or Sold Ceiling/ Bought Floor	Derivative asset— current	Derivative liability— current	Derivative liability— non-current	Total Fair Value of Contract
Collar	January 2014 through December 2015	3,650,000	$4.30/$3.60	$—	$—	$(556,636)	$(556,636)
Collar	January 2014 through December 2015	3,650,000	$4.20/$3.50	—	—	(796,266)	(796,266)
Swap	January 2013 through March 2013	360,000	$6.42	1,100,395	—	—	1,100,395
Swap	January 2013 through March 2013	540,000	$6.50	1,156,734	—	—	1,156,734
Swap	January 2013 through December 2013	2,190,000	$3.60	127,253	—	—	127,253
Swap	January 2013 through March 2014	3,640,000	$3.81	758,669	—	(144,994)	613,675
Swap	January 2013 through March 2014	3,640,000	$3.82	786,716	—	(138,452)	648,264
Swap	April 2013 through December 2013	2,750,000	$3.25	—	(919,572)	—	(919,572)
		20,420,000		$3,929,767	$(919,572)	$(1,636,348)	$1,373,847

At December 31, 2012, we had the following forward sales at NYMEX plus a fixed basis:

Period	Volume (MMBtu)	Fixed Basis
January 2013 through March 2013	450,000	$0.19
January 2013 through March 2013	918,000	$0.22
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

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2013. Based on the use of observable market inputs, we have designated these types of instruments designated below as Level 2. The fair value of our Level 2 derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas hedge positions	Derivative asset (current)	$—	Derivative asset (current)	$3,929,767	Derivative liability (current)	$834,151	Derivative liability (current)	$919,572
Natural gas hedge positions	Derivative asset (non- current)	—	Derivative asset (non- current)	—	Derivative liability (non- current)	709,571	Derivative liability (non-current)	1,636,348
Total derivatives not designated as hedging instruments		$—		$3,929,767		$1,543,722		$2,555,920

The following losses (gains) on our hedging instruments included in the consolidated statements of operations are as follows:

	Location of (Gain) or Loss Recognized in	Amount of (Gain) or Loss Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815-20-25	Income on Derivative	2013	2012
Natural gas collar/swap settled positions	Gains on natural gas derivatives	$(1,106,378)	$(16,383,003)
Natural gas collar/swap unsettled positions	Losses on natural gas derivatives	2,917,569	11,967,386

Total loss (gain)		$1,811,191	$(4,415,617)

Note 11—Investment in Canada Energy Partners

At December 31, 2013, we owned two million shares of Canada Energy Partners (“CEP”), discussed in Note 6—Discontinued Operations. In December 2013, we were offered $140,000 for our CEP shares and completed the sale of those shares for that amount in January 2014. As such, we have classified those shares as available for sale and recorded at fair value in Other current assets on the Consolidated Balance Sheets at December 31, 2013. Additionally, the gains or losses related to both market price fluctuation and currency translation adjustment on the shares of CEP that were held in Accumulated other comprehensive loss in the Consolidated Balance Sheets were reclassified to net income as the recorded value of the CEP shares was considered to be permanently impaired at December 31, 2013. At December 31, 2012, the value of the shares recorded in Other noncurrent assets was $240,749 using a Level 1 input (the closing price of the shares on the TSX Venture Exchange). Accumulated other comprehensive loss of $53,020 in the Consolidated Balance Sheets as of December 31, 2012 consisted of a $61,661 decrease in market value offset by a $8,641 gain related to currency translation on the CEP shares.

Note 12—Restructuring Costs

Restructuring activities consist of senior management and board of directors realignment.  The restructuring costs for the year ended December 31, 2013 of $0.1 million were cash payments to our former CEO. The restructuring costs for the year ended December 31, 2012 of $1.1 million included cash payments to our former CEO of $0.8 million under separation and consulting agreements, share-based awards conveyed to our former CEO of $0.1 million and other costs of $0.2 million

Note 13—Long-Term Debt

During 2012, the amounts borrowed under our credit agreement exceeded the borrowing base.  Borrowings under our credit agreement at August 8, 2012 totaled $148.6 million. On August 8, 2012, in connection with the excess of borrowings over the borrowing base, we amended our credit agreement to provide for a tranche A loan in the amount of our borrowing base and a tranche B loan in the amount of the borrowing base deficiency.

On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in the state of Alabama. Simultaneously with the close of the property sale, approximately $57.0 million was used to repay outstanding borrowings under the Company’s credit agreement, which eliminated the borrowing base deficiency. After this repayment, borrowings outstanding under our credit agreement totaled $77.0 million.

Our credit agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base. As a result, the current outstanding loans, once repaid, may not be re-borrowed. All outstanding borrowings under our credit agreement are due and payable on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement. Our borrowing base is defined to be the equal to the amount borrowed under our credit agreement. Our credit agreement provides for interest to accrue at a rate calculated, at our option, at the Adjusted Base Rate plus a margin of 2.00% or the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin of 3.00%. Adjusted Base Rate is defined to be the greater of (i) the agent’s base rate or (ii) the federal funds rate plus one half of one percent or (iii) the LIBOR Rate plus a margin of 1.00%. All financial covenants were deleted by the Amendment and were replaced with a capital expenditure covenant (a maximum of $1.5 million in 2012 and $1.0 million in 2013 and thereafter).

As of December 31, 2013, we had $71.6 million of borrowings outstanding under our credit agreement. As of December 31, 2013, the interest rates applied to borrowings were 3.24%. For the year ended December 31, 2013, we had no borrowings and made payments of $67.8 million under our credit agreement. For the year ended December 31, 2012, we borrowed $10.5 million and made payments of $29.1 million under our credit agreement.

For the years ended December 31, 2013 and 2012, interest on the borrowings averaged 4.10% and 3.39% per annum, respectively.

The following is a summary of our long-term debt at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Borrowings under credit agreement	$71,550,000	$139,300,000
Less current maturities included in current liabilities	(71,550,000)	(10,300,000)

Total long-term debt	$—	$129,000,000

We record our debt instruments based on contractual terms. We did not elect to apply the fair value option for recording financial assets and financial liabilities. We measure the fair value of our debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 or 2 within the fair value hierarchy. Fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our credit risk, we have considered the effect of our credit risk on the fair value of the long-term debt. This consideration involved discounting our long-term debt based on the difference between the market weighted average cost of equity capital plus a premium over the capital asset pricing model and the stated interest rates of the debt instruments included in our long-term debt.  The fair value of long-term debt at December 31, 2013 and 2012 was estimated to be approximately $70.1 million and $121.6 million, respectively.

The following were maturities of long-term debt for each of the next five years at December 31, 2013:

Year	Amount
2014	$71,550,000
2015	—
2016	—
2017	—
2018	—
$71,550,000

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $156.0 million and $162.3 million, respectively, at December 31, 2013 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $137.8 million and $127.0 million, respectively, at December 31, 2012 that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2022 and the last one expires in 2033.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd., as described in Note 6—Discontinued Operations, of approximately $33.9 million at December 31, 2013 that is available to reduce future taxable capital gains and expiring in 2017.

At December 31, 2013, we have a valuation allowance of $83.5 million recorded against our net deferred tax asset which includes $70.5 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd., as described in Note 6—Discontinued Operations.

Deferred Tax Assets and Liabilities

An analysis of our deferred tax assets and liabilities as of December 31, 2013 and 2012:

	2013	2012
Current deferred tax asset:
Compensation expense and other	$43,161	$24,089
Tax basis in excess of book basis of derivative contracts	318,645	—
Valuation allowance	(361,806)	—

Total current deferred tax asset	—	24,089

Current deferred tax liability:
Book basis in excess of tax basis of derivative contracts	—	(1,149,893)

Net current deferred tax liability	$—	$(1,125,804)

Long-term deferred tax asset:
Net operating loss carryforward	$60,233,320	$52,505,971
Compensation expense and other	1,084,474	1,066,856
Accrued asset retirement obligations	2,187,078	1,832,737
Tax basis in excess of book basis of derivative contracts	1,156,475	1,451,763
Tax basis of natural gas properties in excess of book basis	5,502,048	27,557,569
Capital loss on sale of Canadian properties	12,936,668	13,352,031
Valuation allowance	(83,100,063)	(96,641,123)

Total long-term deferred tax assets	—	1,125,804

Net long-term deferred tax asset	$—	$1,125,804

Effective Tax Rate

The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $13.2 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the year ended December 31, 2013 is rate is as follows:

Amount computed using statutory rates	$12,016,985	34.00%
State income taxes—net of federal benefit	591,595	1.68%
Reduction of valuation allowance	(13,179,253)	-37.29%
Nondeductible items and other	595,673	1.68%
Income tax provision	$25,000	0.07%

The income tax expense for the year ended December 31, 2012 was different than the amount computed using the statutory rate primarily due to an $83.5 million valuation allowance recorded on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

	United States		Canada		Total
Amount computed using statutory rates	$(36,004,892)	34.00%	$(3,307)	25.00%	$(36,008,199)	34.00%
State income taxes—net of federal benefit	(3,319,194)	3.14%	—	0.00%	(3,319,194)	3.13%
Valuation Allowance	83,537,181	–78.89%	3,307	–25.00%	83,540,488	–78.88%
Nondeductible items and other	(169,895)	0.16%	—	0.00%	(169,895)	0.16%

Income tax provision	$44,043,200	–41.59%	$—	0.00%	$44,043,200	–41.59%

The following components of the income tax expense for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current:
State	$25,000	$25,000
Federal	—	—
Deferred:
State	566,595	(3,344,193)
State valuation allowance	(566,595)	11,663,218
Federal	12,612,658	(36,174,788)
Federal valuation allowance	(12,612,658)	71,873,963

Income tax provision	$25,000	$44,043,200

Uncertain Tax Positions

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a consistent threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return. The amount of unrecognized tax benefits of $272,600 has not changed in the three year period ended December 31, 2013. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or the financial position.

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years before 2002.

Our continuing practice is to recognize estimated interest related to potential underpayment on any unrecognized tax benefits as a component of interest expense in the consolidated statement of operations. Penalties, if incurred, would be recognized as a component of penalty expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits at December 31, 2013 and 2012, nor was any interest expense recognized during the years ended December 31, 2013 and 2012. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2013.

Note 15—Common Stock

At December 31, 2013 and 2012, there were 40,662,749 and 40,690,077 shares, respectively, of Common Stock, both including 10,432 shares of treasury stock held by the Company. Also included in Common Stock at December 31, 2013 and 2012 were 158,870 and 254,260 shares of restricted stock, respectively. The following table details the activity related to our Common Stock for the year ended December 31, 2013:

	Date	Shares
Common stock at January 1, 2013		40,690,077
Purchased by the Company and cancelled for the payment of withholding taxes due on vested shares of restricted stock	01/07/2013	(121)
Purchased by the Company and cancelled for the payment of withholding taxes due on vested shares of restricted stock	03/15/2013	(470)
Forfeited upon default of shareholder loans	06/06/2013	(24,428)
Shares of restricted stock forfeited upon termination of employment	06/14/2013	(1,504)
Shares of restricted stock forfeited upon termination of employment	07/08/2013	(805)
Common stock at December 31, 2013		40,662,749

Note 16—Series A Convertible Redeemable Preferred Stock

At December 31, 2013 and 2012, 6,000,571 and 5,305,865 shares of Preferred Stock were issued and outstanding, respectively. At December 31, 2013, an additional 1,401,261 shares of our Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) are reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using a discounted cash flow analysis based on our current borrowing rates (categorized as level 3). The following table details the activity related to the Preferred Stock for the years ended December 31, 2013 and 2012:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance at January 1, 2012			4,549,537	$28,482,624
Accretion of discount on Preferred Stock				1,913,134
PIK Dividends Issued for Preferred Stock :	12/31/11	1/3/12	142,095	1,522,035
	3/31/12	4/2/12	146,549	1,240,719
	6/30/12	7/2/12	151,128	619,625
	9/30/12	10/1/12	155,847	864,951
	12/31/12	12/31/12	160,709	1,208,799
Balance At December 31, 2012			5,305,865	$35,851,887

Accretion of discount on Preferred Stock				2,257,968
PIK Dividends Issued for Preferred Stock :	3/31/13	4/1/13	165,745	1,075,685
	6/30/13	7/1/13	170,931	1,367,488
	9/30/13	9/30/13	176,266	1,277,889
	12/31/13	12/31/13	181,764	1,574,076
Balance At December 31, 2013			6,000,571	$43,404,993

Note 17—Share-Based Awards

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

During the year ended December 31, 2013, we recorded compensation expense of $232,760 of which $18,609 was allocated to lease operating expenses and $214,151 was allocated to general and administrative expenses. The future compensation cost of all the outstanding awards at December 31, 2013 is $67,744 which will be amortized over the vesting period of such awards. The weighted average remaining useful life of the future compensation cost is 0.51 years.

During the year ended December 31, 2012, we recorded compensation expense of $601,571 of which $35,319 was allocated to lease operating expenses, $414,513 was allocated to general and administrative expenses, $131,127 was allocated to restructuring costs, and $20,612 was capitalized to natural gas properties.

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

Incentive Stock Options

The table below summarizes incentive stock option activity for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,574,886	$1.11	3.2	$113,071
Forfeited	(162,147)	$1.05
Outstanding at December 31, 2012	1,412,739	$1.11	4.1	$—
Options exercisable at December 31, 2012	958,090	$0.99	4.3	$—
Forfeited	(213,306)	$1.12
Outstanding at December 31, 2013	1,199,433	$1.11	2.7	$—
Options exercisable at December 31, 2013	1,046,840	$1.04	3.5	$—

Non-Qualified Stock Options

The table below summarizes non-qualified stock option activity for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	992,272	$2.32
Forfeited	(17,507)	$2.12
Outstanding at December 31, 2012	974,765	$2.33	1.3	$—
Options exercisable at December 31, 2012	933,242	$2.40	1.3	$—
Expired	(600,000)	$2.50
Outstanding at December 31, 2013	374,765	$2.05	0.6	$—
Options exercisable at December 31, 2013	333,242	$2.22	1.6	$—

Restricted Stock Awards

The table below summarizes non-vested restricted stock awards activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2012	293,166	$3.03
Granted	150,000	$0.43
Vested	(159,978)	$3.00
Forfeited	(28,928)	$3.77
Non-vested restricted stock at December 31, 2012	254,260	$1.43
Vested	(93,416)	$0.74
Forfeited	(2,779)	$1.32
Non-vested restricted stock at December 31, 2013	158,065	$1.83

Restricted Stock Unit Awards

On April 5, 2011, we granted 232,089 restricted stock units to our five executive officers. These restricted stock units vest upon the Company’s achievement of certain performance targets, but no earlier than ratably over the three year period following the grant date, at which time one common share will be issued and exchanged for each restricted stock unit held. If the requisite performance targets are not achieved in the seven year period ended April 5, 2018, the restricted stock units will expire. Restricted stock units are included in the calculation of diluted earnings per share utilizing the treasury stock method. On April 30, 2012, 99,108 restricted stock units vested with a vesting date fair value of $0.53 per share. On June 25, 2012, 16,428 restricted stock units were forfeited. There have been no grants of restricted stock units subsequent to the aforementioned grant. Unrecognized compensation cost related the restricted stock units is $116,553 at December 31, 2013.

Note 18—Profit Sharing Plan

Substantially all of the employees are covered by our profit sharing plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make contributions to the plan by electing to defer some of their compensation. We are required to match 100 percent of the first three percent of their annual compensation contributed and 50 percent of the following two percent of their annual compensation contributed. Our matching contributions vest immediately.  Our contributions to the Plan for the years ended December 31, 2013 and 2012 were $174,958 and $227,299, respectively. We elected a Safe Harbor 401(k) plan for the years ended December 31, 2013 and 2012. A Safe Harbor 401(k) plan generally satisfies the non-discrimination rules for elective deferrals and employer matching contributions. For a 401(k) plan to be considered a Safe Harbor plan, employers must satisfy certain contribution, vesting, and notice requirements. Under Safe Harbor, the matching contributions vest immediately.

Note 19— Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

Environmental and Regulatory

As of December 31, 2013, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Operating Lease Commitments

We have operating leases for office space, office equipment and field compressors expiring in various years through 2019. Future minimum lease commitments as of December 31, 2013 under non-cancelable operating leases having remaining terms in excess of one year are as follows:

Year Ended December 31,	Amount
2014	$841,274
2015	420,540
2016	378,225
2017	186,008
2018 and thereafter	215,333
Total future minimum lease commitments	$2,041,380

Total rental expenses under operating leases were approximately $2.3 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively.

Transportation and Gathering Contracts—As of December 31, 2013, under the following firm transportation contracts, we can transport maximum daily volumes of (1) 500 MMBtu’s continuing until October 31, 2015, (2) 15,000 MMBtu’s continuing until April 1, 2022, (3) 10,000 MMBtu’s continuing until April 1, 2017, (4) 15,000 MMBtu’s continuing until October 31, 2024, and (5) 10,000 MMBtu’s continuing until June 30, 2017. We have a right to extend each of these contracts at the maximum tariff rate. Additionally, we have a firm gathering contract for daily volumes of 10,000 Dth’s through June 30, 2017. As of December 31, 2013, the maximum commitment remaining under the transportation and gathering contracts is approximately $23.9 million.

Other Commitments

In the event that the Asset Sale described in Note 3— Going Concern and Management’s Plans is terminated for select reasons by GeoMet, GeoMet is obligated to pay a termination fee to the buyer in the amount of $4,280,000, as well as any professional fees associated with the termination.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON GAS

EXPLORATION, DEVELOPMENT AND PRODUCING ACTIVITIES (UNAUDITED)

This supplemental schedule provides unaudited information pursuant to ASC 932 and certain other information.

Capitalized Costs—Capitalized costs and accumulated depletion and impairment of natural gas properties relating to our gas producing activities, all of which are conducted within the continental United States and Canada at December 31, 2013 and 2012 are summarized below.

	2013	2012
Unevaluated properties	$—	$—
Properties subject to amortization	333,109,974	539,077,119
Capitalized costs—consolidated	333,109,974	539,077,119
Accumulated depletion and impairment of natural gas properties	(291,125,953)	(464,685,742)
Net capitalized costs	$41,984,021	$74,391,377

Capitalized Costs Incurred

We capitalize certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of our investment in natural gas properties over the periods benefited by these activities. During the year ended December 31, 2012, these capitalized costs amounted to $134,350. No such costs were capitalized during the year ended December 31, 2013. Capitalized costs do not include any costs related to production, general corporate overhead or similar activities. For the years ended December 31, 2013 and 2012, no interest costs were capitalized. During the years ended December 31, 2012, costs related to share based compensation included in development costs were $20,612, respectively. No such costs were included in development costs during the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, costs related to asset retirement obligations included in development costs were $402,150 and $4,852,941, respectively. During the years ended December 31, 2012, currency translation adjustments included in Development costs incurred—Canada were $317,666, respectively. No such costs were incurred related to Canada during the year ended December 31, 2013. The following table discloses costs incurred in gas property acquisition, exploration and development activities for years ended December 31, 2013 and 2012.

	2013	2012
Acquisition costs-proved—U.S	$122,114	$714,354
Development costs incurred—United States (1)	872,715	4,984,554
Total costs incurred—United States	994,829	5,698,908
Acquisition costs-proved—Canada	—	2,542
Development costs incurred—Canada	—	313,379
Total costs incurred—Canada	—	315,921
Total costs incurred—consolidated	$994,829	$6,014,829

(1)                  In 2012, we revised our estimates primarily related to the costs to plug and abandonment our horizontal Pinnate wells, resulting in a $4.8 million non-cash charge to our full cost pool, offset by an increase to our asset retirement obligation.

Reserves—The following table summarizes our net ownership interests in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the continental United States. Reserve estimates for natural gas contained below were prepared by Prator Bett, L.L.C. (“Prator Bett”), independent petroleum engineers for the year ended December 31, 2013 and by DeGolyer and MacNaughton (“D&M”) and Ryder Scott Company, L.P. (“Ryder Scott”), independent petroleum engineers, for the year ended December 31, 2012.

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

	2013	2012
Natural Gas Reserves (Mcf)
Proved reserves at beginning of year	137,181,000	198,114,000
Revisions of previous estimates	16,320,000	(47,125,000)
Disposition	(41,381,000)	—
Production	(10,179,000)	(13,808,000)
Proved reserves at end of year	101,941,000	137,181,000
Proved developed reserves at beginning of year	137,181,000	188,017,000
Proved developed reserves at end of year	101,941,000	137,181,000

During 2013, we had positive reserve revisions of 16.3Bcf primarily due to the higher natural gas price used in the December 31, 2013 reserve report.  During 2012, we had negative reserve revisions of 47.1 Bcf primarily due to the lower natural gas price used in the December 31, 2012 reserve report.

The following table presents the standardized measure of future net cash flows related to proved gas reserves in accordance with ASC 932. All components of the standardized measure are from proved reserves, all of which are located entirely within the continental United States. As prescribed by this statement, the amounts shown for December 31, 2013 and 2012 are calculated using the unweighted arithmetic average of the price on the first day of each month within the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of future production and the costs that will be incurred throughout the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved gas reserves, the results are not necessarily indicative of the fair market value of estimated proved reserves, and the results may not be comparable to estimates disclosed by other gas producers.

Standardized Measure	2013	2012
Future cash inflows	$382,780,000	$399,431,000
Future production costs	(225,990,000)	(250,563,000)
Future development costs	(6,022,000)	(8,976,000)
Future income taxes	—	—
Future net cash flows	150,768,000	139,892,000
10% annual discount to reflect timing of cash flows	(84,448,000)	(67,024,000)
Standardized measure of discounted future net cash flows	$66,320,000	$72,868,000

Changes in standardized measure relating to proved gas reserves for the years ended December 31, 2013 and 2012 are summarized below:

Changes in Standardized Measure	2013	2012
Standardized measure at beginning of year	$72,868,000	$142,144,000
Sales and transfers of oil and gas produced—net of production cost	(15,141,000)	(11,352,000)
Net changes in prices and production cost	27,128,000	(103,004,000)
Dispositions	(24,768,000)	—
Net change in development cost	1,032,000	14,088,000
Revision of previous quantity estimates	(905,000)	(22,242,000)
Accretion of discount before income taxes	5,392,000	20,478,000
Net change in income taxes	—	31,145,000
Changes in production rates (timing) and other	714,000	1,611,000
Subtotal net change	(6,548,000)	(69,276,000)
Standardized measure at end of year	$66,320,000	$72,868,000

For the above tables, the following natural gas pricing was utilized:

•                  For the year ended December 31, 2013, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $3.69 per Mcf, resulting in a natural gas price of $3.75 per Mcf when adjusted for regional price differentials.

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

Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting Vitruvian Exclusion

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

/s/ WILLIAM C. RANKIN	/S/ TONY OVIEDO
William C. Rankin	Tony Oviedo
Chief Executive Officer	Chief Financial Officer

Houston, Texas

March 31, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please refer to the information under the caption “Directors, Executive Officers and Corporate Governance” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 11. Executive Compensation

Please refer to the information under the caption “Executive Compensation” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please refer to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Please refer to the information under the caption “Certain Relationships and Related Transactions, and Director Independence” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 14. Principal Accountant Fees and Services

Please refer to the information under the caption “Principal Accountant Fees and Services” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

(1) Financial Statements

Page
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2013 and 2012	50
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	51
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012	52
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012	53
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	54
Notes to Audited Consolidated Financial Statements	55
SUPPLEMENTARY INFORMATION (UNAUDITED)—
Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for the years ended December 31, 2013 and 2012	72

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

4.1

Voting Agreement by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and certain of the stockholders of GeoMet, Inc., dated February 13, 2014. (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on February 18, 2014).

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

Exhibit No.	Description
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

10.16	Separation Agreement dated April 30, 2012 between GeoMet, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed on April 27, 2012).

10.17	Consulting Agreement dated April 30, 2012 between GeoMet, Inc. and J. Darby Seré (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed on April 27, 2012).

10.18	Amended and Restated Employment Agreement dated May 14, 2012 between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed on May 14, 2012).

10.19	Amended and Restated Employment Agreement dated May 14, 2012 between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.2 to the Company’s 8-K filed on May 14, 2012).

Exhibit No.	Description
10.20	Amended and Restated Employment Agreement dated May 14, 2012 between GeoMet, Inc. and Brett S. Camp (incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed on May 14, 2012).

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

10.24

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2013).

10.25

Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2013).

10.26

Asset Purchase Agreement among GeoMet, Inc., Seller, GeoMet Operating Company, Inc., Operator and Saga Resource Partners LLC, Buyer, dated May 3, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2013).

10.27

Asset Purchase Agreement by and among GeoMet, Inc., GeoMet Operating Company, Inc., and GeoMet Gathering Company, LLC, as Sellers, and ARP Mountaineer Production, LLC, as Buyer, and, for the sole purpose of Section 7.21 of the Purchase Agreement, Atlas Resource Partners, L.P., dated February 13, 2014. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 18, 2014).

10.28

Seventh Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2014).

21.1*	List of Subsidiaries of GeoMet, Inc.

23.1*	Consent of Independent Petroleum Engineers Prator Bett, LLC.

23.2*	Consent of Hein & Associates LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Prator Bett, LLC.

101**	Interactive Data Files.

*                          Filed herewith.

**                   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

GEOMET, INC.

By:	/s/ WILLIAM C. RANKIN
Name:	William C. Rankin
Title:	President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 2014.

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

4.1

Voting Agreement by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and certain of the stockholders of GeoMet, Inc., dated February 13, 2014. (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on February 18, 2014).

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

10.24

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2013).

10.25

Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2013).

10.26

Asset Purchase Agreement among GeoMet, Inc., Seller, GeoMet Operating Company, Inc., Operator and Saga Resource Partners LLC, Buyer, dated May 3, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2013).

Exhibit No.	Description
10.27

Asset Purchase Agreement by and among GeoMet, Inc., GeoMet Operating Company, Inc., and GeoMet Gathering Company, LLC, as Sellers, and ARP Mountaineer Production, LLC, as Buyer, and, for the sole purpose of Section 7.21 of the Purchase Agreement, Atlas Resource Partners, L.P., dated February 13, 2014. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 18, 2014).

10.28

Seventh Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2014).

21.1*	List of Subsidiaries of GeoMet, Inc.

23.1*	Consent of Independent Petroleum Engineers Prator Bett, LLC.

23.2*	Consent of Hein & Associates LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Prator Bett, LLC.

101**	Interactive Data Files.

*                          Filed herewith.

**                   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.