Form 10-K/A
period 2013-12-31
GeoMet, Inc.
filed 2014-04-28
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

As of April 1, 2014, 40,649,440 shares and 6,188,032 shares, respectively, of the registrant’s common stock, par value $0.001 per share, and preferred stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2014, GeoMet, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the Securities and Exchange Commission. The Company is amending its Annual Report on Form 10-K to provide the information required by Part III of Form 10-K. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

GeoMet, Inc.

Form 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists the name, age, and office of each of our directors and executive officers at December 31, 2013.  There are no family relationships between any director or executive officer and any other director or executive officer.

Name	Age	Position
William C. Rankin	64	President and Chief Executive Officer and Director (Principal Executive Officer)

Tony Oviedo	60	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Brett S. Camp	54	Senior Vice President—Operations

Michael Y. McGovern	62	Chairman of the Board of Directors

James C. Crain	65	Director

Stanley L. Graves	69	Director

W. Howard Keenan, Jr.	63	Director

Gary S. Weber	61	Director

Biographies of Directors and Executive Officers

William C. Rankin was appointed President and Chief Executive Officer of the Company and elected to the board of directors (the “Board”) on April 30, 2012. Prior to such date he had served as Executive Vice President and Chief Financial Officer of the Company since 2000. Mr. Rankin has 43 years of experience as an accountant and financial manager, including 36 years as a financial officer with publicly and privately owned energy companies. He began his career as an auditor with Deloitte & Touche from 1971 to 1975. He served as Director of Internal Audit of Kerr-McGee Corporation from 1975 to 1977, Controller of Cotton Petroleum Corporation from 1977 to 1980 and Executive Vice President and Chief Financial Officer for Cayman Resources Corporation from 1980 to 1985. Mr. Rankin joined Hadson Corporation in 1985 as Vice President and Controller, became Vice President and Treasurer in 1988 and last served as Sr. Vice President and Chief Financial Officer of Hadson Energy Resources Corporation from 1989 to 1993. In 1994 he became Sr. Vice President and Chief Financial Officer of Contour Energy Company (and its predecessors) where he served until 1997. In 1997, he became Sr. Vice President and Chief Financial Officer of Bellwether Exploration Company. Mr. Rankin is a Certified Public Accountant and holds a Bachelor’s Degree in Accounting from the University of Arkansas.  The Compensation, Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Rankin’s contributions to the Board, determined that his experience as President and Chief Executive Officer, and past experience as Chief Financial Officer, along with his prior experience as an executive with other oil and gas companies, will continue to complement the mix of skills of the other members of the Board and provide significant contributions to the Board.

Tony Oviedo was the financial reporting manager for GeoMet from March 2006 through October 2007. Mr. Oviedo served as the Vice President, Chief Accounting Officer and Controller from October 2007 through April 2012. Mr. Oviedo has served as the Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller from that date forward. Mr. Oviedo has over 33 years of experience with both private and public companies in the oil and gas industry. Prior to joining the Company, he was the Compliance Director at Resolution Performance Products, LLC and held positions as Chief Accounting Officer, Controller, and Director of Financial Reporting with various companies in the oil and gas industry.  Mr. Oviedo is a Certified Public Accountant and holds a Bachelor’s Degree in Business Administration with a concentration in accounting and tax from the University of Houston.

Brett S. Camp, founder of GeoMet, served as the Company’s Vice President—Operations from November 2000 through May 2012. Mr. Camp has served as the Company’s Senior Vice President—Operations from that date forward. Mr. Camp has 31 years experience as a professional geologist; four years at USX Corporation and 27 years at GeoMet. Mr. Camp holds a Bachelor’s Degree in Geology from Eastern Illinois University. Mr. Camp has over 18 years experience managing coalbed methane development properties.

Michael Y. McGovern has over 30 years of experience in the oil and gas business and currently serves as the Chairman and Chief Executive Officer of Sherwood Energy, LLC (Sherwood”) and Executive Advisor to Cadent Energy Partners, LLC. Mr. McGovern also currently serves on the boards of directors of Quicksilver Resources, Inc., Probe Holdings, Inc., Array Holdings, Inc., Sonneborn, Inc. and Cactus Wellhead, LLC. Mr. McGovern served as the Chief Executive Officer of Pioneer Companies from 2002 to 2007, two years of which he also served as the Chairman. Mr. McGovern holds a Bachelor of Science Degree in Business from Centenary College. The Compensation, Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. McGovern’s extensive background in the oil and natural gas industry, particularly as an industry executive, determined that he provides the Board with a valuable management background for the execution of the Company’s strategy. Mr. McGovern was nominated to the Board pursuant to an agreement with Sherwood. The agreement was entered into in connection with Sherwood’s acquisition of preferred stock and requires that we nominate Mr. McGovern if so instructed by Sherwood. Mr. McGovern was appointed as our Chairman of the Board as of April 30, 2012.

James C. Crain has been involved in the energy industry for over 36 years, both as an attorney and as an executive officer. Mr. Crain currently serves on the boards of directors of Enlink Midstream, LLC, Armstrong Energy, Inc. and Approach Resources, Inc. In July 2013, Mr. Crain retired as President of Marsh Operating Company, an investment management firm focusing on energy investments, a position he held since 1989. Prior to joining Marsh Operating Company in 1984, Mr. Crain was a partner in the law firm of Jenkens & Gilchrist. Mr. Crain holds a Bachelor’s Degree in Accounting, a Masters of Professional Accounting in Taxation and a Juris Doctorate, each from the University of Texas at Austin. The Compensation, Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Crain’s background and prior contributions to the Board, determined that his extensive legal, investment and transactional experience, particularly within the oil and natural gas exploration and production industry, provides significant contributions to the Board.

Stanley L. Graves has over 38 years of experience in the oil and gas business and currently serves as President of Graco Resources, Inc., a coal and energy consulting firm. He served as Chairman of the Board of Graves Service Company, Inc. from 1990 until it was sold in 2006. From 1997 to 2002, Mr. Graves was the President of U.S. Clay, L.P., which mined and processed bentonite. Prior to his time at U.S. Clay, L.P., Mr. Graves served as Vice President - Business Development for Ultimate Abrasive Systems, Inc., as President of Eldridge Gathering System Inc., and as Vice President of Energen Corp., a large coalbed methane producer in Alabama. Mr. Graves holds a Bachelor’s Degree in Engineering from Auburn University. Mr. Graves was Chairman (an executive officer) of CapitalSouth Bancorp since 2009, and prior to that he was on the board of directors, but not an executive officer, of CapitalSouth.  Since 2009, CapitalSouth has been in the process of liquidating.  In 2012, certain of the former directors of CapitalSouth filed an involuntary petition in bankruptcy against CapitalSouth, which did not contest the filing, and a trustee was appointed for CapitalSouth in January 2013.  The Compensation, Nominating, Corporate Governance and Ethics Committee determined that Mr. Graves’ background in the coalbed methane industry, combined with his executive management experience with coalbed methane, mining and midstream companies, provides the Board with considerable knowledge and understanding of strategic and operational matters.

W. Howard Keenan, Jr. has over 35 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC (“Yorktown”), a private equity investment manager focused on the energy industry. Mr. Keenan currently serves on the Board of Directors of Antero Resources Corp. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read, & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. He is serving or has served as a director of multiple Yorktown Partners portfolio companies that are privately-held. Mr. Keenan has an A.B. degree cum laude from Harvard College and a Masters of Business Administration degree from Harvard University. The Compensation, Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Keenan’s experience and prior contributions to the Board, determined that his experience in energy finance and as a director of other exploration and production companies, brings a considerable financial and strategic background to the Board.

Gary S. Weber has over 36 years of experience in the oil and gas business. Mr. Weber served as the Vice President - Engineering and Acquisitions of SG Interests from 1994 until his retirement in 2005. Mr. Weber served as the Exploration Manager of IP Petroleum from 1987 to 1994. Mr. Weber served as the Vice President - Exploration of Henry Petroleum from 1984 to 1986. Mr. Weber served as the Exploration Manager and Partner of Pinion Exploration in 1984. Mr. Weber served as the Vice President - Exploration of High Plains Exploration from 1981 to 1983. Mr. Weber began his career as a Geologist, Exploration Manager, and Assistant to the President of Houston Oil & Minerals from 1974 to 1981. Mr. Weber holds a Bachelor of Science Degree in Geology from the University of Texas at Austin. The Compensation, Nominating, Corporate Governance and Ethics Committee, in reviewing and assessing Mr. Weber’s extensive background in the oil and natural gas industry, particularly as a geologist and operations executive in the coalbed methane industry, determined that he provides the Board with a valuable technical and management perspective for the execution of the Company’s strategy. Mr. Weber was nominated to the Board pursuant to an agreement with Sherwood. The agreement was entered into in connection with Sherwood’s acquisition of preferred stock and requires that we nominate Mr. Weber if so instructed by Sherwood.

CORPORATE GOVERNANCE AND OTHER BOARD MATTERS

Board Structure and Committee Composition

The Board currently has six directors and the following three committees: the Audit Committee, the Compensation, Nominating, Corporate Governance and Ethics Committee, and the Executive Committee. The Board combined the Compensation Committee and the Nominating, Corporate Governance and Ethics Committee into one committee and dissolved the Reserves Sub-Committee, both effective January 1, 2013. The membership and function of each committee is described below. Each of the committees operates under a written charter adopted by the Board. A copy of each committee charter (other than the Reserves Sub-Committee) is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com. Printed copies of any of the committee charters may be obtained upon request addressed to our Corporate Secretary, GeoMet, Inc., 909 Fannin St., Suite 1850, Houston, Texas 77010.

Board Leadership

In order to better address the challenges brought on by historically low natural gas prices and the borrowing base deficiency under the Company’s credit agreement, the Board determined to separate the positions of Chairman of the Board and Chief Executive Officer and appointed Mr. McGovern as Chairman of the Board and William C. Rankin as Chief Executive Officer on April 30, 2012. The Board believes that separating the functions of Chairman of the Board and Chief Executive Officer better serves the Company during this challenging period of uncertainty because Mr. McGovern has significant experience in dealing with oil and gas companies in distressed situations.

The Board recognizes that no single leadership model is right for all companies at all times and that, depending on the circumstances, other leadership models, such as combining the role of Chairman of the Board and Chief Executive Officer, might be appropriate.

Audit Committee

The members of the Audit Committee are James C. Crain (Chairman), Stanley L. Graves, and Gary S. Weber, each of who meets the independence requirements of NASDAQ and SEC rules.

The Audit Committee met five times during the fiscal year 2013, either in person or by telephone. The role of the Audit Committee is to appoint our independent auditors and to review, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit as well as the results of the annual audit. The Audit Committee works closely with management as well as the Company’s independent registered public accounting firm. A complete description of the Audit Committee’s responsibilities is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com.

For the fiscal year 2013, the Board determined that James C. Crain (Chairman) was the “audit committee financial expert” of the Board, as defined in the rules established by NASDAQ and the SEC.

Compensation, Nominating, Corporate Governance and Ethics Committee

Effective January 1, 2013, the Board combined the Compensation Committee and the Nominating, Corporate Governance and Ethics Committee into one committee, the “Compensation, Nominating, Corporate Governance and Ethics Committee” in order to better utilize the time and efforts of the reduced number of independent directors. The current members of the committee are Michael Y. McGovern, James C. Crain, and Stanley L. Graves, the committee’s chairman. The Compensation, Nominating, Corporate Governance and Ethics Committee met three times during the fiscal year 2013, either in person or by telephone.

The role of the Compensation, Nominating, Corporate Governance and Ethics Committee is to (1) approve, evaluate and oversee all compensation plans, policies and programs, (2) review and discuss with management the Company’s compensation discussion and analysis and prepare a report for inclusion in this Amendment No. 1 on Form 10-K/A, (3) assist the Board by identifying individuals qualified to become members of the Board, (4) recommend nominees to the Board for each committee of the Board and to advise the Board about the appropriate composition of the Board and its committees, (5) lead the Board in its annual review of the performance of the Board, its committees and senior management, (6) develop, recommend, implement and review all corporate governance principles and practices of the Company, (7) review and investigate any matters pertaining to the integrity of management, and (8) perform such other functions as the Board may assign to the Committee from time to time.  A complete description of the Compensation, Nominating, Corporate Governance and Ethics Committee’s responsibilities is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com.

Executive Committee

The current members of the Executive Committee are Michael Y. McGovern, James C. Crain and Stanley L. Graves, all of which meet the independence requirements of NASDAQ and SEC rules. The Executive Committee has the authority during the intervals between the meetings of the Board to exercise all the powers of the Board in the management of the business and affairs of the Company, except for matters relating to amending the certificate of incorporation of the Company, adopting an agreement of merger or consolidation, recommending to the stockholders of the Company the sale, lease or exchange of all or substantially all of the Company’s property or assets, recommending to the stockholders the dissolution of the Company or a revocation of a dissolution of the Company, amending, altering or repealing the Company’s bylaws or adopting new bylaws, or otherwise acting in events specified by the Delaware General Corporation Law that call for Board action. The Executive Committee did not meet during the fiscal year 2013.

Meeting Attendance

The Board held a total of eleven meetings during the fiscal year 2013, either in person or by telephone. Each of our directors attended at least 75% of the total meetings of the Board and each committee on which he served during his time of service on the Board during the fiscal year 2013.

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

Directors Attendance at Annual Meetings of Stockholders

All of our directors are expected to attend each annual meeting of our stockholders. A director who is unable to attend the annual meeting, which it is understood will occur on occasion, is expected to notify the Chairman of the Board in advance of such meeting. Attendance at our annual meeting will be considered by our Compensation, Nominating, Corporate Governance and Ethics Committee in assessing each director’s performance. Last year, all directors attended our annual meeting of stockholders.

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

Report of the Audit Committee

To the Stockholders of GeoMet, Inc.:

The Audit Committee of the Board oversees the financial reporting process of the Company on behalf of the Board. Management has the primary responsibility for the financial reporting process, including the Company’s system of internal controls and the preparation of the Company’s consolidated audited financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s independent registered public accounting firm is responsible for auditing those consolidated financial statements. The Audit Committee’s responsibility is to monitor and review these processes.

It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews or procedures. Members of the Audit Committee are not employees of the Company and do not represent themselves to be or to serve as accountants or auditors by profession or experts in the fields of accounting or auditing. As a result, the Audit Committee has relied, without independent verification, on management’s representation that the consolidated audited financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Company’s consolidated audited financial statements.

In fulfilling its oversight responsibilities, the Audit Committee reviewed with management the consolidated audited financial statements included in the Company’s Annual Report referred to below, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the consolidated audited financial statements.

The Audit Committee reviewed with the independent registered public accounting firm, who is responsible for expressing an opinion on the conformity of those consolidated audited financial statements with accounting principles generally accepted in the United States of America, the firm’s judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under auditing standards generally accepted in the United States of America. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees. The Audit Committee has also discussed with the independent registered public accounting firm the auditors’ independence from management and the Company, including the matters in the written disclosures and letter received from the independent registered public accounting firm as required by the Public Company Accounting Oversight Board and has discussed the independent accountant’s independence and considered the compatibility of non-audit services with the auditor’s independence.

The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the considerations and discussions with management and the independent registered public accounting firm do not assure that the Company’s consolidated audited financial statements are presented in accordance with accounting principles generally accepted in the United States of America, that the audit of the Company’s consolidated financial statements has been carried out in accordance with auditing standards generally accepted in the United States of America or that the Company’s independent registered public accounting firm is in fact “independent.”

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audits. The Audit Committee has met with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. The Audit Committee met five times during fiscal year 2013 and all members of the Audit Committee were in attendance either in person or telephonically. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board (and the Board has approved) that the consolidated audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the Securities and Exchange Commission. The Audit Committee appointed Hein & Associates LLP as the Company’s independent registered public accounting firm.

AUDIT COMMITTEE

James C. Crain, Chairman

Stanley L. Graves

Gary S. Weber

The above report of the Audit Committee and the information disclosed above related to Audit Committee independence under the heading “Board Independence” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), and such information shall not be deemed to be incorporated by reference into any filing made by the Company under the Exchange Act or under the Securities Act of 1933 (the “Securities Act”).

Risk Oversight

Like all businesses, we face risks in our business activities. Many of these risks are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. The Board has oversight of our risk management program and works directly with senior management. Our senior management, subject to Board oversight, is responsible for ensuring that our risk management program, comprised of strategic, operational, financial, and legal risk identification and prioritization, is reflected in the Company’s policies and actions. Our senior management, subject to Board oversight, is also responsible for day to day risk management and implementation of Company risk management policies.

In addition, the Audit Committee considers our practices regarding risk assessment and risk management, reviews our contingent liabilities, reviews our natural gas reserve estimation practices, as well as major legislative and regulatory developments that could affect us. The Audit Committee also oversees our code of business conduct, and responses to any alleged violations of our policies made by whistleblowers. The Compensation, Nominating, Corporate Governance and Ethics Committee reviews and attempts to mitigate risks which may result from our compensation policies, including working directly with senior management to determine whether such programs improperly encourage management to take risks relating to the business and/or whether risks arising from our compensation programs are likely to have a material adverse effect on the Company.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been filed by us as exhibits to our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

Introduction

The following discussion provides an overview of the Company’s compensation philosophy and the background and objectives of our compensation programs for our “named executive officers” identified in the table below.  The discussion also addresses the material elements of the compensation of these officers during the fiscal year 2013.  For purposes of this Compensation Discussion and Analysis, the “Committee” refers to the Compensation, Nominating, Corporate Governance and Ethics Committee.

Name	Title
William C. Rankin	President and Chief Executive Officer (Principal Executive Officer)

Tony Oviedo	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Brett S. Camp	Senior Vice President—Operations

Compensation Considerations for 2013

In light of low natural gas prices, the Company’s lack of liquidity, the current maturity under our credit agreement, the discontinuation of capital expenditures, and the pending sale of substantially all of our assets, our Committee believes that our current compensation program provides reasonable compensation to our named executive officers. We believe that the current compensation program allows us to employ individuals with the experience and knowledge necessary to deal with the issues currently facing the Company. The current compensation to each of our three named executive officers resulted from contracts executed on May 14, 2012 (the “Employment Contracts”). The Committee is mindful of risks that may be inherent in compensation programs and takes steps to manage those risks in the structure of each compensation opportunity. The Committee may adjust our executive compensation programs as changing conditions warrant.

The Committee

The Committee has overall responsibility for the approval, evaluation and oversight of all of our compensation plans, policies and programs. The Committee periodically meets with our Chairman and, on occasion, our named executive officers to discuss our compensation programs and practices for executives, other employees and independent directors. While our Chief Executive Officer (“CEO”) makes recommendations to the Committee on compensation programs and practices for executives and other employees, the Committee is not bound by and does not always accept these recommendations. The Committee may also seek input from an independent compensation consultant prior to making any final determinations. Our CEO attends some of the Committee meetings, but the Committee also periodically holds executive sessions not attended by members of management or non-independent directors.

The Committee works with our Chairman, CEO, outside counsel and compensation consultants to establish an agenda for each meeting of the Committee and to prepare meeting materials. Our CEO, outside corporate counsel, other members of the Board or management and outside advisors may be invited to attend all or a portion of a Committee meeting depending on the nature of the matters to be discussed. Only members of the Committee vote on items before the Committee.

Compensation Consultant

The Committee retains BDO USA, LLP (referred herein as the “Compensation Consultant”) to provide compensation consulting services from time to time as requested by the Committee. The Committee has determined that there are no conflicts of interest between the Company and the Compensation Consultant on the following basis:

•  The Compensation Consultant provides no other services to the Company other than compensation advisory services.

•  Fees paid by the Company to the Compensation Consultant represent less than 0.01% of the Compensation Consultant’s U.S. revenues.

•  All employees of the Compensation Consultant are subject to the Compensation Consultant’s Code of Ethics and Business Conduct which addresses the employee’s obligation to avoid conflicts of interest and to report potential conflicts if they arise.

•  Employees of the Compensation Consultant who provide services to the Company have no business or personal relationship with any member of the Compensation Committee.

•  All employees of the Compensation Consultant are prohibited by company policy from owning any equity interest in any client with whom the Compensation Consultant does business.

•  There are no business or personal relationships between any executive officer of the Company and the Compensation Consultant.

The Committee meets with the Compensation Consultant as necessary, both in and outside the presence of our management, to review findings and recommendations regarding executive compensation and considers those findings and recommendations in determining and making adjustments to our executive compensation program. Under the direction of the Chair of the Committee, the Compensation Consultant provides information regarding compensation trends in the oil and gas exploration and production industry, relative compensation for similarly-situated executive officers in the industry, advisory services regarding the structure of our cash and equity incentive awards, advice regarding the content of this Compensation Discussion and Analysis, and information regarding compliance with certain provisions of the Dodd-Frank Financial Reform Act.

The Compensation Consultant reviewed and provided comments on this 2013 Compensation Discussion and Analysis.

Objectives of Compensation Program

Compensation Philosophy

Our executive compensation program for the fiscal year 2013 was designed with the philosophy of retaining our highly skilled and experienced executive officers and aligning the interests of these officers with our interests and those of our stockholders. The primary goal of our compensation program was to provide a reasonable total compensation opportunity along with an employment contract providing  competitive severance benefits designed to motivate and incentivize our executive officers to remain with the Company and provide professional management services under distressed and uncertain conditions.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to retain management to operate the Company’s properties efficiently and effectively in this volatile natural gas price environment and maintain the Company’s routine business activities in its current distressed state, resolve the borrowing base deficiency that existed under the Company’s credit agreement, maintain an effective relationship with the Company’s bank group, and facilitate a merger of the Company and/or sale of its assets.

Elements of Compensation

The principal elements of compensation for our executive officers in 2013 included base salary, which remained unchanged from amounts established under the Employment Contracts, an annual cash bonus opportunity dependent upon the Company curing the borrowing base deficiency that existed under its credit agreement, and competitive severance package to each executive in the event of termination of employment by the Company without Cause or by the executive for Good Reason, as defined in the Employment Contracts. Stock based compensation was not provided in 2013.

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

Base Salary

Annual base salaries for 2013 for our named executive officers, which remained unchanged from amounts established under employment contracts executed in May 2012, were as follows:

Named Executive Officer	Base Salary
William C. Rankin	$320,000
Tony Oviedo	$240,000
Brett S. Camp	$240,000

Annual Cash Bonus

In November 2012, the Committee approved the payment of a contingent bonus to be paid to each named executive officer within 60 days of the elimination of the borrowing base deficiency that existed under the Company’s credit agreement at such time. The amount of the bonus was equal to the target bonus set out in each named executive officer’s respective Employment Contract. In June 2013, upon the closing of the sale of the Company’s Alabama properties and the simultaneous curing of the borrowing base deficiency that existed under the Company’s credit agreement, cash bonus amounts paid to the named executive officers were as follows:

Named Executive Officer	Bonus Paid
William C. Rankin	$192,000
Tony Oviedo	$120,000
Brett S. Camp	$120,000

Long-Term Incentives

Long-term incentives are consistent with our objective of providing a significant performance-contingent component of compensation. Our 2006 Long-Term Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of our common stock have been reserved for awards to be granted, was approved by the Board and stockholders in April 2006. The purposes of the 2006 Plan have been to attract employees and independent directors, align their interests with stockholder interests, and link compensation with performance.

No stock awards were made in 2013. In regard to prior-year awards of restricted stock, the third tranche of the 2010 awards of restricted stock made to our named executive officers vested on September 20, 2013. Additionally, the first tranche of the 2012 awards of restricted stock made to our named executive officers vested on May 14, 2013.

Retirement Benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to employees are currently provided through a tax-qualified profit sharing and 401(k) plan (the “Savings Plan”), in which eligible salaried employees may participate, including our three named executive officers. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation by up to 50%, subject to the statutorily prescribed limit of $16,500 ($23,000 for employees age 50 and older), in calendar year 2013 and have the amount of any reduction contributed to the Savings Plan. We match 100% of each employee’s contributions to the Savings Plan, up to a maximum of 3% of eligible annual compensation, and 50% of each employee’s contributions to the Savings Plan above 3%, up to a maximum of 5% of the employee’s eligible annual compensation (The statutory limit on eligible annual compensation in 2013 was $255,000). Executive officers participate in the Savings Plan on the same basis as other employees.

We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to attract and retain employees for critical positions within our organization.

Perquisites

During 2013, Mr. Rankin and Mr. Oviedo received paid parking as well as membership fees and club dues for a downtown Houston luncheon club. Mr. Camp was provided with a Company-owned vehicle for which he recognizes income for any personal use. Our use of perquisites as an element of compensation is limited, and we do not view perquisites as a material element of our compensation structure. The Committee annually reviews perquisites to determine if they are appropriate and if any adjustments are warranted. In 2013, no named executive officer received perquisites with an individual value in excess of $10,000.

Corporate Change Arrangements

Vesting of all awards granted under our 2006 Plan, unless specifically addressed otherwise in award agreements, automatically accelerates and all restrictions lapse following a “Corporate Change” in the Company if, within a one-year period following the corporate change: (i) a participant voluntarily terminates his employment for “Good Reason” as defined in the 2006 Plan, or (ii) a participant’s employment is terminated by the Company for any reason other than death, cause, or inability to perform services. A Corporate Change includes the dissolution or liquidation of the Company, the reorganization, merger or consolidation of the Company with a non-affiliated corporation, the sale of substantially all of our assets, or if there is a change in control of the Company. A complete disclosure of all payments made to named executive officers upon termination of employment including termination following a change-in-control is provided in the section titled “Potential Payments upon Termination of Employment or Change in Control.”

Employment Contracts

Effective May 14, 2012, each of Mr. Rankin and Mr. Oviedo entered into an amended and restated employment agreement that replaced their previous employment agreements. Mr. Camp, the Company’s Senior Vice President—Operations, also entered into an employment agreement effective May 14, 2012.

William C. Rankin

Under the terms of his amended and restated employment agreement, Mr. Rankin will be paid an annual base salary of $320,000 and has a targeted annual bonus of $192,000. The actual amount of any annual bonus will be at the sole discretion of the Committee, which will consider both corporate performance and the achievement of individual performance objectives for each fiscal year. In addition, Mr. Rankin was awarded 50,000 shares of restricted stock that vest ratably over a three-year period from the date of grant, which was May 14, 2012. Mr. Rankin will continue to participate in the Company’s standard employee benefit programs, including medical, dental, life and disability insurance and the Savings Plan. The employment agreement has a term of three years from its effective date and may be extended by written agreement of both the Company and Mr. Rankin.

If Mr. Rankin’s employment is involuntarily terminated by the Company for reasons other than Cause, or by Mr. Rankin for Good Reason, as defined in his Employment Contract, he will be entitled to twice his annual base salary, twice his target bonus and 18 months of benefits under the provisions of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”).

Tony Oviedo

Under the terms of his amended and restated employment agreement, Mr. Oviedo will be paid an annual base salary of $240,000 and has a targeted annual bonus of $120,000. The actual amount of any annual bonus will be at the sole discretion of the Committee, which will consider both corporate performance and the achievement of individual performance objectives for each fiscal year. In addition, Mr. Oviedo was awarded 50,000 shares of restricted stock that vest ratably over a three-year period from the date of grant, which was May 14, 2012. Mr. Oviedo will continue to participate in the Company’s standard employee benefit programs, including medical, dental, life and disability insurance and the Savings Plan. The employment agreement has a term of three years from its effective date and may be extended by written agreement of both the Company and Mr. Oviedo.

If Mr. Oviedo’s employment is involuntarily terminated by the Company for reasons other than Cause, or by Mr. Oviedo for Good Reason, as defined in his Employment Contract, he will be entitled to 175% of his annual base salary, 175% of his target bonus and 18 months of benefits under the provisions of COBRA.

Brett S. Camp

Under the terms of his employment agreement, Mr. Camp will be paid an annual base salary of $240,000 and has a targeted annual bonus of $120,000. The actual amount of any annual bonus will be at the sole discretion of the Committee, which will consider both corporate performance and the achievement of individual performance objectives for each fiscal year. In addition, Mr. Camp was awarded 50,000 shares of restricted stock that vest ratably over a three-year period from the date of grant, which was May 14, 2012. Mr. Camp will continue to participate in the Company’s standard employee benefit programs, including medical, dental, life and disability insurance and the Savings Plan. The employment agreement has a term of three years from its effective date and may be extended by written agreement of both the Company and Mr. Camp.

If Mr. Camp’s employment is involuntarily terminated by the Company for reasons other than Cause, or by Mr. Camp for Good Reason, as defined in his Employment Contract, he will be entitled to 175% of his annual base salary, 175% of his target bonus and 18 months of benefits under the provisions of COBRA.

Employment Matters Relating To Pending Asset Sale

As previously disclosed, on February 13, 2014, the Company and its wholly-owned subsidiaries, GeoMet Operating Company, Inc. and GeoMet Gathering Company, LLC, entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the Company’s remaining assets, comprising coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company (the “Buyer”) and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership, for a purchase price of $107 million, subject to various purchase price adjustments.

The Asset Purchase Agreement requires that all of our employees who will accept employment with the Buyer following the consummation of the Asset Sale must first resign their employment with us.  While we are continuing to evaluate our next steps following the Asset Sale, we currently anticipate that promptly following the Asset Sale we would terminate the employment of all of our remaining employees other than those (including our named executive officers) whose continued employment we believe will be needed in order to ensure that we are able to meet our obligations under the Asset Purchase Agreement including the Transition Services Agreement we will enter into with the Buyer in connection with the consummation of the Asset Sale, and our reporting obligations as a public company for a period of time still to be determined following the Asset Sale in order to facilitate a possible business combination/merger or to commence a dissolution of the Company.  With regards to both our terminated and continuing employees, we intend to terminate all employment agreements, change of control agreements and plans, and benefit plans including our long-term incentive plan, and, in exchange for releases, would pay the severance benefits and change of control payments provided for under all of such agreements and plans, including a cash amount in lieu of reimbursement of COBRA premiums, as if all of such employees had been terminated (currently estimated to total approximately $4 million).  Our continuing employees, including our named executive officers, would be employed on an at-will employment basis.  We believe that these actions would be in the best interests of our stockholders as they would provide us the means to satisfy our ongoing obligations at a substantially reduced cost while we continue to evaluate our next steps.  We currently anticipate that the Asset Sale would be followed by either a business combination/merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and our named executive officers. These agreements provide that we will, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Certificate of Incorporation, Bylaws and applicable law. We believe these indemnification agreements enhance our ability to employ knowledgeable and experienced executives and attract independent, non-management directors.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) limits our ability to deduct, as an expense, compensation in excess of $1 million paid to our Chief Executive Officer and our other named executive officers unless certain specific and detailed criteria are satisfied. Qualifying performance-based compensation is not subject to the deduction limit if the Code requirements are met. In this regard, we consider the anticipated tax treatment to our Company and our executive officers in the review and establishment of compensation programs and payments. We believe that it is desirable to structure the compensation of our three named executive officers to be tax deductible to the extent possible, and we believe that stock options and performance-based restricted stock awarded in the past meet the requirements for tax deductibility under the Code. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

In structuring equity-based awards and in determining the size of such awards, the Committee takes the FASB ASC Topic 718 accounting expense of such awards into consideration and is aware that although equity awards may be deductible for tax purposes by the Company, the accounting rules pursuant to FASB ASC Topic 718 require that the portion of the tax benefit in excess of the financial compensation cost be recorded as paid-in-capital.

Under Section 409A of the Code, amounts deferred for an executive officer under a nonqualified deferred compensation plan may be included in gross income when vested and subject to a 20% or more additional federal tax, unless the plan complies with certain requirements related to the timing of deferral election and distribution decisions. During 2008, we engaged the Compensation Consultant to review all of our compensation plans and agreements to determine whether those plans met the requirements of Section 409A. The Compensation Consultant determined that some modifications to existing agreements were required, and the Committee approved certain amendments to our employment agreements and our long-term incentive award agreements to comply with Section 409A final regulations. As new award documents and employment agreements are drafted, we rely on our outside counsel to assure the requirements of Section 409A are met.

Stock Ownership

We periodically review stock ownership by our executive officers and directors and believe that they generally maintain share ownership sufficient to align their interests with those of our stockholders.  We encourage, but do not require, stock ownership by our executive officers and directors, and we do not have a policy that requires our executive officers and directors to hold equity awards for defined periods of time.  We intend to review our ownership policy from time to time and, if circumstances change, we will consider adoption of stock ownership guidelines or holding requirements as appropriate.

Clawback Policy. To date, we have not adopted a formal clawback policy to recoup incentive-based compensation upon the occurrence of a financial restatement, misconduct or other specified events, as incentive-based compensation has not been a material portion of total compensation in recent years.

Securities Trading Policy:  It is the policy of the Company that no director, officer or other employee of the Company who is aware of material nonpublic information relating to the Company may, directly or through family members or other persons or entities, (a) buy or sell securities of the Company (other than pursuant to a pre-approved trading plan that complies with SEC Rule 10b5-1), or engage in any other action to take personal advantage of that information, or (b) pass that information on to others outside the Company, including family and friends.  In addition, it is the policy of the Company that no director, officer or other employee of the Company who, in the course of working for the Company, learns of material nonpublic information about a company with which the Company does business, including a customer or supplier of the Company, may trade in that company’s securities until the information becomes public or is no longer material. Transactions that may be necessary or justifiable for independent reasons (such as the need to raise money for an emergency expenditure) are not exempted from the policy.  The securities laws do not recognize such mitigating circumstances, and, in any event, even the appearance of an improper transaction must be avoided to preserve the Company’s reputation for adhering to the highest standards of conduct.

Compensation Risk

The preceding “Compensation Discussion and Analysis” section generally describes our compensation policies, plans and practices that are applicable for our named executive officers. The Committee reviews the relationship between our risk management policies and practices, corporate strategy and compensation practices. The Committee has determined that these plans and practices, as applied to all of our employees, including our executive officers, do not encourage excessive risk taking at any level of our Company. The Committee does not believe that risks arising from its compensation plans, policies or practices are reasonably likely to have a material adverse effect on our Company except that the Company may not be able  to retain certain key employees because it cannot provide sufficiently competitive  compensation packages.

Conclusion

We believe the compensation programs and policies that our Compensation, Nominating, Corporate Governance and Ethics Committee has designed sufficiently motivate our named executive officers to perform at a level necessary to achieve our operational objectives. The various elements of compensation combine to align the interests of our named executive officers with those of our stockholders.

Compensation, Nominating, Corporate Governance and Ethics Committee Report

The Compensation, Nominating, Corporate Governance and Ethics Committee has reviewed, and discussed with the Company’s management, the Compensation Discussion and Analysis contained in this Amendment No. 1 on Form 10-K/A. Based on these discussions and the Committee’s review of the Compensation Discussion and Analysis contained in this Amendment No. 1 on Form 10-K/A, the Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Amendment No. 1 on Form 10-K/A.

Compensation, Nominating, Corporate Governance and Ethics Committee
Stanley L. Graves, Chairman
Michael Y. McGovern
James C. Crain

(The foregoing Compensation, Nominating, Corporate Governance and Ethics Committee Report does not constitute soliciting material and should not be deemed to be filed or incorporated by reference into any other filing of GeoMet, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that GeoMet, Inc. specifically incorporates the Report by reference therein.)

Summary Compensation Table for 2013

The table below sets forth information regarding compensation for the fiscal years ended December 31, 2013 and 2012 for our current named executive officers:

Name and Principal/Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

William C. Rankin	2013	$320,000	$—	$—	$—	$192,000	$—	$14,859	$526,859
President and CEO	2012	$301,533	$—	$21,500	$—	$—	$—	$34,110	$357,143

Tony Oviedo	2013	$240,000	$—	$—	$—	$120,000	$—	$14,995	$374,995
Senior Vice President, CFO, CAO and Controller	2012	$224,000	$—	$21,500	$—	$—	$—	$13,810	$259,310

Brett S. Camp	2013	$240,000	$—	$—	$—	$120,000	$—	$14,112	$374,112
Senior Vice President–Operations	2012	$233,600	$—	$21,500	$—	$—	$—	$15,233	$270,333

(1)              Due to the significant decline in natural gas prices and the need to preserve liquidity, the Committee decided not to pay any non-performance bonuses to the named executive officers pursuant to the 2013 and 2012 bonus plans.

(2)              Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 17—Share-Based Awards” to the consolidated audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the named executive officers. Stock awards are subject to achievement of performance targets.

(3)              In November 2012, the Committee approved the payment of a contingent bonus to each named executive officer within 60 days of the elimination of the borrowing base deficiency that existed under the Company’s credit agreement at such time. The amount of the bonus was equal to the target bonus set out in each named executive officer’s respective employment agreement. A bonus was paid in June 2013, upon the closing of the sale of the Company’s Alabama properties and the simultaneous curing of the borrowing base deficiency that existed under the Company’s credit agreement. There were no such bonuses awarded for 2012.

(4)              All other compensation during 2013 includes:

Name	401(k) Matching	Group Life Insurance	Club Membership	Parking/Auto	Total
William C. Rankin	$10,200	$—	$2,199	$2,460	$14,859
Tony Oviedo	$10,200	$396	$1,939	$2,460	$14,995
Brett S. Camp	$10,200	$296	$—	$3,616	$14,112

All other compensation during 2012 includes:

Name	401(k) Matching	Group Life Insurance	Club Membership	Parking/Auto	Unused Vacation	Total
William C. Rankin	$10,000	$128	$2,246	$2,400	$19,336	$34,110
Tony Oviedo	$8,970	$479	$1,961	$2,400	$—	$13,810
Brett S. Camp	$9,562	$358	$—	$4,977	$—	$14,897

Grants of Plan-Based Awards in 2013

There were no grants of plan-based awards made to our named executive officers during 2013.

Outstanding Equity Awards at December 31, 2013

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2013.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)— Exercisable		Number of Securities Underlying Unexercised Options (#)— Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)(2)
William C. Rankin	93,340	(3)	—		—	$2.50	4/27/14
	60,702	(4)	—		26,016	$0.72	3/24/16
	71,829	(5)	—		—	$0.88	9/20/17
	55,126	(6)	27,563	(6)	—	$1.59	4/5/18
								38,198	(7)	$3,820	78,259	$7,826

Tony Oviedo	34,902	(5)	—		—	$0.88	9/20/17
	32,858	(6)	16,429	(6)	—	$1.59	4/5/18
								41,006	(8)	$4,101	28,572	$2,857

Brett S. Camp	36,180	(4)	—		15,507	$0.72	3/24/16
	42,813	(5)	—		—	$0.88	9/20/17
	28,572	(6)	14,286	(6)	—	$1.59	4/5/18
								36,156	(9)	$3,616	46,867	$4,687

(1)                  Represents stock options, shares of restricted stock and restricted stock units that vest in three equal tranches upon the achievement of certain performance targets by the Company.

(2)                  Based on the $0.10 per share closing price of the Company’s common stock on the NASDAQ Global Market on December 31, 2013.

(3)                  Represents stock options that fully vested on January 30, 2006 and expired on April 27, 2014.

(4)                  Represents stock options that fully vested on March 24, 2012 and expire 10 years after the date of grant.

(5)                  Represents stock options that fully vested on September 20, 2013 and expire 10 years after the date of grant.

(6)                  Represents stock options that vest in three equal annual tranches over the three year period ending April 5, 2014.

(7)                  Represents shares of restricted stock, 2,781 of which vest on January 5, 2014, 2,084 of which vest in two equal annual tranches over the two-year period ending on January 5, 2015, and 33,333 of which vest in two equal annual tranches over the two-year period ending May 14, 2015.

(8)                  Represents shares of restricted stock, 7,673 of which vest on January 5, 2014, and 33,333 of which vest in three equal annual tranches over the three year period ending May 14, 2015.

(9)                  Represents shares of restricted stock, 1,613 of which vest on January 5, 2014, 1,210 of which vest in two equal annual tranches over the two-year period ending on January 5, 2015, and 33,333 of which vest in two equal annual tranches over the two-year period ending May 14, 2015.

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers and restricted stock awards to our named executive officers that vested in 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value (Loss) Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William C. Rankin	—	—	20,491	$3,869
Tony Oviedo	—	—	24,339	$4,407
Brett S. Camp	—	—	18,886	$3,644

Potential Payments upon Termination of Employment or Change in Control

As described under “Employment Agreements” above, Messrs. Rankin, Oviedo and Camp are entitled to severance payments if their employment is terminated under certain circumstances.  The amount of the compensation is contingent upon a number of factors, including the circumstances under which employment is terminated. The table below quantifies the amount that would become payable to each named executive officer as a result of his termination of employment. The amounts shown assume that such termination was effective on December 31, 2013 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of the officer’s termination of employment.

Awards of stock options and restricted stock under the 2006 Long-Term Incentive Plan prescribe the treatment of those awards under certain events including termination for “Cause” and termination following or in connection with a “Corporate Change”. For purposes of those awards, “Cause” is defined as a finding by the Committee of acts or omissions constituting, (a) a breach of duty by the executive in the course of his employment or service involving fraud, acts of dishonesty (other than inadvertent acts or omissions), disloyalty to the Company, or moral turpitude constituting criminal felony; (b) conduct by the executive that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or the executive to such an extent that the Company’s best interests reasonably require the termination of the executive’s employment or service; (c) acts or omissions of the executive materially in violation of his obligations under any written employment or other agreement between the executive and the Company or at law; (d) the executive’s failure to comply with or enforce Company policies concerning equal employment opportunity, including engaging in sexually or otherwise harassing conduct; (e) the executive’s repeated insubordination; (f) the executive’s failure to comply with or enforce, in any material respect, all other personnel policies of the Company; (g) the executive’s failure to devote his full (or other required) working time and best efforts to the performance of his responsibilities to the Company; or (h) the executive’s conviction of, or entry of a plea agreement or consent decree or similar arrangement with respect to a felony or any violation of federal or state securities laws.

The 2006 Long-Term Incentive Plan defines a “Corporate Change” as (a) the dissolution or liquidation of the Company; (b) a reorganization, merger or consolidation of the Company with one or more corporations (other than a merger or consolidation effecting a reincorporation of the Company in another state or any other merger or consolidation in which the stockholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Company and their proportionate interests therein immediately prior to the merger or consolidation) (collectively, a “Corporate Change Merger”); (c) the sale of all or substantially all of the assets of the Company; or (d) the occurrence of a Change in Control. Notwithstanding the foregoing, “Corporate Change” shall not include any public offering of equity of the Company pursuant to a registration statement that is effective under the Securities Act. A “Change in Control” shall be deemed to have occurred if (a) individuals who were directors of the Company immediately prior to a Control Transaction shall cease, within two years of such Control Transaction to constitute a majority of the Board (or of the Board of any successor to the Company or to a company which has acquired all or substantially all its assets) other than by reason of an increase in the size of the membership of the applicable Board that is approved by at least a majority of the individuals who were directors of the Company immediately prior to such Control Transaction or (b) any entity, person or Group acquires shares of the Company in a transaction or series of transactions that result in such entity, person or Group directly or indirectly owning beneficially 50% or more of the outstanding shares of common stock. As used herein, “Control Transaction” means (a) any tender offer for or acquisition of capital stock of the Company pursuant to which any person, entity, or Group directly or indirectly acquires beneficial ownership of 20% or more of the outstanding shares of common stock; (b) any Corporate Change Merger of the Company; (c) any contested election of directors of the Company; or (d) any combination of the foregoing, any one of which results in a change in voting power sufficient to elect a majority of the Board. As used herein, “Group” means persons who act “in concert” as described in Sections 13(d)(3) and/or 14(d)(2) of the Exchange Act.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR

A CHANGE IN CONTROL

Name and Triggering Event (1)	Cash Severance Payment (2)	Welfare and Similar Benefits (3)	Stock Awards (4)	Option Awards (5)	Total
William C. Rankin
Death	—	$45,326	—	—	$45,326
Disability	—	$45,326	—	—	$45,326
Voluntary termination or termination with cause	—	$20,934	—	—	$20,934
Involuntary termination without cause	$1,024,000	$45,326	$11,646	$1,583	$1,082,555
Good reason termination	$1,024,000	$45,326	$11,646	$1,583	$1,082,555
After a CIC (6):
Voluntary termination or termination with cause	—	$20,934	—	—	$20,934
Involuntary termination without cause	$1,024,000	$45,326	$11,646	$1,583	$1,082,555
Good reason termination	$1,024,000	$45,326	$11,646	$1,583	$1,082,555
Tony Oviedo
Death	—	$46,854	—	—	$46,854
Disability	—	$46,854	—	—	$46,854
Voluntary termination or termination with cause	—	$22,462	—	—	$22,462
Involuntary termination without cause	$630,000	$46,854	$6,958	$387	$684,199
Good reason termination	$630,000	$46,854	$6,958	$387	$684,199
After a CIC (6) :
Voluntary termination or termination with cause	—	$22,462	—	—	$22,462
Involuntary termination without cause	$630,000	$46,854	$6,958	$387	$684,199
Good reason termination	$630,000	$46,854	$6,958	$387	$684,199
Brett S. Camp
Death	—	$42,306	—	—	$42,306
Disability	—	$42,306	—	—	$42,306
Voluntary termination or termination with cause	—	$7,236	—	—	$7,236
Involuntary termination without cause	$630,000	$42,306	$8,303	$893	$681,502
Good reason termination	$630,000	$42,306	$8,303	$893	$681,502
After a CIC (6):
Voluntary termination or termination with cause	—	$7,236	—	—	$7,236
Involuntary termination without cause	$630,000	$42,306	$8,303	$893	$681,502
Good reason termination	$630,000	$42,306	$8,303	$893	$681,502

(1)         Amounts in the table represent obligations of the Company under agreements currently in place and valued as of December 31, 2013.

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

(4)        The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded restricted stock and restricted stock units as a result of an involuntary termination without Cause or a Good Reason termination within one year of a Corporate Change event.

(5)         The number of shares of common stock underlying options for which vesting is accelerated upon an involuntary termination without Cause or a Good Reason termination within one year of a Corporate Change event for Messrs. Rankin, Oviedo and Camp were 53,579, 16,429 and 29,793, respectively.

(6)         There are no corporate change in control triggers in the employment agreements of our named executive officers. Payments related to “Involuntary termination without Cause” or “Good Reason termination” would be made under all corporate control conditions, which would include the aforementioned circumstances occurring after a corporate change in control.

The amounts shown above with respect to outstanding Company stock option and restricted stock awards were calculated based on a variety of assumptions, including the following: (a) a Corporate Change event occurred on December 31, 2013; (b) a stock price of the Company’s common stock equal to $0.10, which was the closing price of the Company’s shares on December 31, 2013; and (c) upon a Corporate Change, all unvested stock options and restricted stock vest, including those with vesting provisions tied to performance measures which vest as if target performance was achieved.

2013 Director Compensation

Compensation of independent directors is determined by the Board based upon recommendations prepared by the Committee. In 2013, each independent, non-employee director was paid an annual retainer of $60,000, in addition to $1,500 for each board meeting and $1,000 for each committee meeting attended in person. A fee of $200 per hour was paid for all meetings attended by phone. The Chairman of the Board was paid a quarterly retainer of $25,000; the Chair of the Audit Committee was paid an annual retainer of $10,000; and the Chair of the Compensation, Nominating, Corporate Governance and Ethics Committee was paid an annual retainer of $5,000. All directors are reimbursed for reasonable expenses incurred in connection with their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Crain	$81,850	—	—	—	—	—	$81,850
Stanley L. Graves	$75,250	—	—	—	—	—	$75,250
W. Howard Keenan, Jr.(1)	—	—	—	—	—	—	—
Michael Y. McGovern	$168,700	—	—	—	—	—	$168,700
Gary S. Weber	$70,850	—	—	—	—	—	$70,850

(1)         Mr. Keenan has waived any compensation for serving as a director.

Compensation, Nominating, Corporate Governance and Ethics Committee Interlocks and Insider Participation

The Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” under the current rules of the listing standards of NASDAQ and SEC rules and regulations. None of the members of the Committee during the fiscal year 2013 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which any one of our executive officers is a director. The Committee is responsible for establishing and administering our executive compensation policies. Members of the Committee do not have any interlocks with other companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 1, 2014, with respect to beneficial ownership of our Common Stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of our Common Stock outstanding as of such date, (ii) each of our directors, (iii) our Chief Executive Officer, Chief Financial Officer and the three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its Common Stock and Preferred Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 40,652,317 shares of Common Stock outstanding as of March 1, 2014. The percentage of shares of Preferred Stock outstanding is based on 6,000,571 shares of Preferred Stock outstanding as of March 1, 2014.  In computing the number of shares beneficially owned by a person named in the following table and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2014 are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)(2)	% Of Total Common Shares Outstanding (2)	Number of Series A Preferred Shares Beneficially Owned	% Of Total Series A Preferred Shares Outstanding	Number of Total Voting Shares (3)	% Of Total Voting Shares (3)
Sherwood Energy, LLC (4)	—	—%	3,513,659	58.6%	27,028,146	31.1%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010
Yorktown Energy Partners IV, L.P.	12,437,072	30.6%	—	—	12,437,072	14.3%
410 Park Avenue
New York, New York 10022
W. Howard Keenan, Jr. (5)	12,536,872	30.8%	14,082	0.2%	12,645,195	14.6%
410 Park Avenue
New York, New York 10022
T. Rowe Price Associates, Inc. (6)	180,000	0.4%	616,541	10.3%	4,922,623	5.7%
100 East Pratt Street
Baltimore, Maryland 21202
Brett S. Camp (7)	1,091,623	2.7%	18,749	0.3%	1,123,995	1.3%
5336 Stadium Trace Parkway, Suite 206
Birmingham, Alabama 35244
William C. Rankin (8)	912,790	2.2%	—	—	725,133	0.8%
909 Fannin Street, Suite 1850
Houston, Texas 77010
Stanley L. Graves (9)	187,519	0.5%	8,696	0.1%	254,410	0.3%
909 Fannin Street, Suite 1850
Houston, Texas 77010
James C. Crain (10)	186,519	0.5%	7,038	0.1%	240,657	0.3%
909 Fannin Street, Suite 1850
Houston, Texas 77010
Gary S. Weber	106,125	0.3%	14,996	0.2%	221,478	0.3%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010
Tony Oviedo (11)	186,791	0.5%	—	—	123,317	0.1%
909 Fannin Street, Suite 1850
Houston, Texas 77010
Michael Y. McGovern	106,125	0.3%	—	—	106,125	0.1%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010
All executive officers and directors as a group (eight persons)	15,314,364	37.7%	63,561	1.1%	15,440,310	17.8%

(1)              Unless otherwise indicated, all outstanding shares of Common Stock are held directly with sole voting and investment power. The number of common shares includes shares of Common Stock which the owner shown above has the right to acquire within 60 days of March 1, 2014 pursuant to the exercise of outstanding stock options.

(2)              Excludes shares of Common Stock issuable on conversion of shares of Preferred Stock.

(3)              Our outstanding Preferred Stock votes on an as-converted basis with the Common Stock.  As of March 1, 2014, we had outstanding 40,652,317 shares of Common Stock and 6,000,571 shares of Preferred Stock, which were entitled to 46,158,238 votes, for a total of 86,810,555 voting shares.  The “total voting shares owned” represents the number of votes that the person indicated in the table is entitled to vote by reason of such person’s ownership of Common Stock and Preferred Stock as of March 1, 2014.  The “percent of total voting shares” represents the number of votes the person is entitled to vote divided by the total number of votes that may be cast as of March 1, 2014.

(4)              Based on a Schedule 13D filed on September 14, 2010, the reported shares are owned directly by Sherwood, a Delaware limited liability company.  The Schedule 13D states that, because of their relationships to Sherwood, the following persons may be deemed to indirectly beneficially own the reported shares: Cadent Energy Partners II, L.P., a Delaware limited partnership, Cadent Energy Partners II-GP, L.P., a Delaware limited partnership, CEP II-GP, LLC, a Delaware limited liability company, Cadent Energy Partners, LLC, a Delaware limited liability company, Paul McDermott and Bruce Rothstein. Indirect beneficial ownership may be attributed to the persons other than Sherwood solely because of their control relationship with respect to Sherwood.  Mr. McGovern is an executive officer of Sherwood, and disclaims beneficial ownership of the reported shares.

(5)              Includes 12,437,072 shares of Common Stock beneficially owned by Yorktown. Mr. Keenan is a member and a manager of the general partner of Yorktown. Mr. Keenan disclaims beneficial ownership of all shares held by Yorktown, except to the extent of his pecuniary interest therein.

(6)              Represents shares of Common Stock and shares of Preferred Stock owned at December 31, 2013 based on information contained in a Schedule 13G/A filed on January 10, 2014 with the SEC. These shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment advisor with power to direct investments and/or sole power to vote the shares. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares.

(7)              Includes options to purchase up to 111,851 shares of Common Stock and 443,684 shares of Common Stock that are held by Mr. Camp’s wife.

(8)              Includes options to purchase up to 187,657 shares of Common Stock, 1,216 shares of Common Stock that are held by a limited liability company wholly owned by Mr. Rankin and for which he holds voting control and dispositive power, and 212,325 shares of Common Stock that are held in a limited partnership under the control of Mr. Rankin, and for which he holds voting control and dispositive power.

(9)                  Includes 5,000 shares of Common Stock and 686 shares of Preferred Stock that are held in an SEP account in the name of Mr. Graves, 6,000 shares of Common Stock and 827 shares of Preferred Stock that are held jointly with Mr. Graves’ wife and options to purchase up to 2,000 shares of Common Stock.

(10)           Includes 1,500 shares of Common Stock that are held in a family trust of which Mr. Crain is the trustee and has dispositive power and voting control and options to purchase up to 2,000 shares of Common Stock.

(11)           Includes options to purchase up to 63,474 shares of Common Stock.

Equity Compensation Plan Information

For the table of awards issued under the Company’s equity compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

All of our employees, including our executive officers and directors, are subject to our Code of Business Conduct and Ethics, which is also available on our website. Our Code of Business Conduct and Ethics sets forth policy guidelines aimed at preventing any conflicts of interest with our company. Our Code of Business Conduct and Ethics further imposes prohibitions and duties designed to prevent employees, officers and directors from taking personal advantage of corporate opportunities. Our code of conduct is subject to an agreement we have with James C. Crain, W. Howard Keenan, Jr. and Yorktown which states that we will have no interest in a business opportunity received by such persons, unless the business opportunity arose solely from such person’s membership on the Board.  In addition, we have entered into a similar agreement with Sherwood. Any exceptions to these policies require management and the Board to be fully informed and to determine that any undertaking is consistent with the Company’s business objectives.

Board Independence

The Board has determined that each of the following directors is “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ:

•                  James C. Crain

•                  Stanley L. Graves

•                  W. Howard Keenan, Jr.

•                  Michael Y. McGovern

•                  Gary S. Weber

The Board has determined that each of the members who served on the Audit Committee, the Compensation, Nominating, Corporate Governance and Ethics Committee, and the Executive Committee, which are all committees of the Board, was “independent” within the rules set forth in the listing standards of NASDAQ during 2013.

The Board has determined that William C. Rankin is not “independent” as defined by Rule 5605(a)(2) of the listing standards of NASDAQ.

Item 14. Principal Accountant Fees and Services

Change in Principal Accountant

On September 10, 2012, the Company notified Deloitte of its intention to appoint Hein & Associates LLP (“Hein”) as the independent registered public accounting firm for the Company and its subsidiaries for the remainder of 2012, which appointment was approved by the Audit Committee of the Board. Deloitte’s reports on the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the period from January 1, 2012 through September 10, 2012, there were no disagreements (as described in Regulation S-K Item 304(a)(1)(iv)) with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements.

On September 11, 2012, the Company engaged Hein as the independent registered public accounting firm for the Company and its subsidiaries, which appointment was approved by the Audit Committee of the Board. During the period from January 1, 2012 through September 10, 2012, neither the Company nor anyone acting on its behalf consulted Hein regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K.

Representatives of Hein are not expected to be present at the annual meeting.

Principal Accountant Fees and Services

The following represent the categories and amounts for services rendered by Hein, Deloitte and Grant Thornton LLP for the fiscal years ended December 31, 2013 and 2012.

Audit Fees

The aggregate fees paid or to be paid to Hein for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the audit of the consolidated financial statements for the years ended December 31, 2013 were $225,000.

The aggregate fees paid or to be paid to Hein for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, the audit of the consolidated financial statements for the years ended December 31, 2012 and the re-audit of the consolidated financial statements for the year ended December 31, 2011 were $290,493.

The aggregate fees paid to Deloitte for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the audit of the consolidated financial statements for the year ended December 31, 2012 were $189,000.

Tax Fees

The aggregate fees paid or to be paid to Grant Thornton LLP for tax services for the fiscal years ended December 31, 2013 and December 31, 2012 were $114,000 and $90,000, respectively.

All Other Fees

The fees paid to Hein for services other than audit fees for the fiscal year ended December 31, 2013 included $4,500 related to the sale of our Alabama properties in June 2013.

The fees paid to Deloitte for services other than audit fees for the fiscal year ended December 31, 2012 included $15,000 for its consent to the use of its report in a registration statement and $15,483 to allow Hein to review its workpapers. There were no other fees paid to Hein or Deloitte for the fiscal year ended December 31, 2012.

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

All services for the fiscal years 2013 and 2012 set forth above were pre-approved by the Audit Committee, which determined that such services would not impair the independence of our auditor and are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description

31.1(b)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2014.

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