Form 10-Q
period 2014-03-31
GeoMet, Inc.
filed 2014-05-13
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, 40,649,440 shares and 6,188,032 shares, respectively, of the registrant’s common stock and preferred stock, par value $0.001 per share, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,559,114	$8,108,272
Assets held for sale	46,451,620	—
Accounts receivable, net of allowance of $14,744 at March 31, 2014 and December 31, 2013	10,018	2,900,807
Other current assets	101,909	692,740
Total current assets	54,122,661	11,701,819
Natural gas properties—utilizing the full cost method of accounting:
Proved natural gas properties	—	333,109,974
Other property and equipment	—	3,158,701
Total property and equipment	—	336,268,675
Less accumulated depreciation, depletion, amortization and impairment of gas properties	—	(293,939,624)
Property and equipment—net	—	42,329,051
Other noncurrent assets:
Other	47,409	769,384
Total other noncurrent assets	47,409	769,384
TOTAL ASSETS	$54,170,070	$54,800,254
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$531,263	$3,541,770
Royalties payable	—	3,656,272
Accrued liabilities	8,910	1,073,653
Liabilities held for sale	87,242,070	—
Derivative liability—natural gas contracts	—	834,151
Asset retirement obligations	—	265,470
Current portion of long-term debt	—	71,550,000
Total current liabilities	87,782,243	80,921,316
Asset retirement obligations	1,359,671	8,915,407
Derivative liability—natural gas contracts	—	709,571
Other long-term accrued liabilities	—	113,434
TOTAL LIABILITIES	89,141,914	90,659,728
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $61,880,320; $.001 par value; 7,401,832 shares authorized, 6,188,032 and 6,000,571 shares were issued and outstanding at March 31, 2014 and December 31, 2013, respectively	44,649,612	43,404,993
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,659,872 issued and 40,649,440 outstanding at March 31, 2014 and 40,662,749 issued and 40,652,317 outstanding at December 31, 2013	40,663	40,663
Treasury stock, at cost—10,432 shares at March 31, 2014 and December 31, 2013	(94,424)	(94,424)
Paid-in capital	186,321,871	187,527,716
Retained deficit	(265,889,566)	(266,738,422)
Total stockholders’ deficit	(79,621,456)	(79,264,467)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$54,170,070	$54,800,254

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2014	2013
Expenses:
Depreciation, depletion and amortization	$113,817	$34,372
General and administrative	1,029,604	998,233
Restructuring costs	—	70,188
Total operating expenses	1,143,421	1,102,793

Operating loss	(1,143,421)	(1,102,793)

Other expense	(18,534)	(28,648)

Loss before income taxes from continuing operations	(1,161,955)	(1,131,441)

Income tax expense	6,250	6,250

Loss from continuing operations	(1,168,205)	(1,137,691)

Discontinued operations	2,017,061	(4,617,223)

Net income (loss)	$848,856	$(5,754,914)

Accretion of discount on Series A Convertible Redeemable Preferred Stock	(644,744)	(493,537)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(599,875)	(1,075,685)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(568)	(633)

Net loss available to common stockholders	$(396,331)	$(7,324,769)

Net loss per common share—basic:
Net loss per common share from continuing operations	$(0.06)	$(0.07)
Income (loss) per common share from discontinued operations	0.05	(0.11)
Net loss per common share—basic	$(0.01)	$(0.18)

Net loss per common share—diluted:
Net loss per common share from continuing operations	$(0.06)	$(0.07)
Income (loss) per common share from discontinued operations	0.05	(0.11)
Net loss per common share—diluted	$(0.01)	$(0.18)

Weighted average number of common shares:
Basic	40,514,097	40,456,773
Diluted	40,514,097	40,456,773

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2014	2013

Net income (loss)	$848,856	$(5,754,914)

Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustment	—	1,232
Unrealized gain on available for sale securities	—	20,063

Comprehensive income (loss)	$848,856	$(5,733,619)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2014	2013
Cash flows provided by operating activities:
Loss from continuing operations	$(1,168,205)	$(1,137,691)
Adjustments to reconcile loss from continuing operations to net cash flows (used in) provided by continuing operating activities:
Depreciation, depletion and amortization	113,817	34,372
Stock-based compensation	39,343	58,724
Changes in operating assets and liabilities:
Other current assets	237,002	160,784
Accounts payable	23,878	(12,317)
Other accrued liabilities	(5,886)	7,905
Net cash used in continuing operating activities	(760,051)	(888,223)

Income (loss) from discontinued operations	2,017,061	(4,617,223)
Adjustments to reconcile Income (loss) from discontinued operations to net cash flows provided by discontinued operating activities:
Depreciation, depletion and amortization	715,892	1,471,994
Amortization of debt issuance costs	218,357	225,870
Unrealized losses from the change in market value of open derivative contracts	271,839	8,634,871
Loss on sale of other assets	16,687	27,616
Accretion expense	194,884	317,013
Changes in operating assets and liabilities:
Accounts receivable	(619,091)	1,734,662
Other current assets	(698,632)	2,476
Accounts payable	(744,681)	(2,670,338)
Other accrued liabilities	297,431	576,918
Net cash provided by discontinued operating activities	1,669,747	5,703,859

Net cash provided by operating activities	909,696	4,815,636

Cash flows provided by (used in) investing activities:
Continuing operations:
Proceeds from the sale of other assets	140,000	—
Net cash provided by investing activities- continuing operations	140,000	—
Discontinued operations:
Capital expenditures	(68,286)	(172,466)
Proceeds from sale of other assets	20,000	9,375
Net cash used in investing activities- discontinued operations	(48,286)	(163,091)

Net cash provided by (used in) investing activities	91,714	(163,091)

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(568)	(633)
Treasury stock	—	(17)
Net cash used in financing activities- continuing operations	(568)	(650)
Discontinued operations:
Repayment of borrowings under Credit Agreement	(1,550,000)	(4,500,000)
Deferred financing costs	—	(3,801)
Net cash used in financing activities- discontinued operations	(1,550,000)	(4,503,801)

Net cash used in financing activities	(1,550,568)	(4,504,451)

(Decrease) increase in cash and cash equivalents	(549,158)	148,094
Cash and cash equivalents at beginning of period	8,108,272	7,234,225
Cash and cash equivalents at end of period	$7,559,114	$7,382,319

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$705,116	$1,664,956
Income taxes	$6,250	$6,250

Significant noncash investing and financing activities:
Accrued capital expenditures	$21,266	$357,856

See accompanying Notes to Consolidated Financial Statements (Unaudited)

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Our Business

GeoMet, Inc. (“GeoMet,” “Company,” “we,” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000. We are primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production is CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties are located in the central Appalachian Basin in Virginia and West Virginia.

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with the guidelines of interim reporting; therefore, they do not include all disclosures required for our year-end audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim period results are not necessarily indicative of results of operations or cash flows for the full year. These unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2013 and the accompanying notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Note 2—Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when an entity meets the criteria to be classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 should be applied when any of these occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, however, the Company elected not to early adopt the ASU. The ASU requires entities to separately present assets and liabilities of a discontinued operation for all periods presented in the balance sheet.  The impact of adoption of the ASU would be the reclassification of all of the assets included in the Asset Sale as Assets held for sale and all related liabilities as Liabilities held for sale, both in the Consolidated Balance Sheet (Unaudited) as of December 31, 2013.

Note 3—Subsequent Events—Sale of our Central Appalachian Assets and Termination of Credit Agreement

On May 12, 2014, we closed the previously announced sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership.  The purchase price of $107.0 million was adjusted downward $9.5 million primarily to account for cash flows from the effective date to closing, resulting in net proceeds of $97.5 million.  The final adjusted purchase price is to be determined within 95 days of the close of the Asset Sale or by August 15, 2014.

Immediately following the closing of the Asset Sale, GeoMet, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the financial institutions party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among GeoMet, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).  Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled $69.1 million. As a result, we satisfied all of our material obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

Note 4—Assets and Liabilities Held For Sale and Discontinued Operations

As a result of meeting all of the relevant criteria established under GAAP, we have classified all of the assets included in the Asset Sale as Assets held for sale and all related liabilities as Liabilities held for sale, both in the Consolidated Balance Sheet (Unaudited) as of March 31, 2014. Additionally, the related operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013.

Assets held for sale in the Consolidated Balance Sheet (Unaudited) at March 31, 2014 include:

Accounts receivable	$3,509,880

Other current assets	723,456

Proved gas properties	333,172,981
Other property and equipment	3,083,974
Total property and equipment	336,256,955
Less accumulated depreciation, depletion, amortization and impairments	(294,727,614)
Property and equipment—net	41,529,341

Other noncurrent assets	688,943

Assets held for sale	$46,451,620

Liabilities held for sale in the Consolidated Balance Sheet (Unaudited) at March 31, 2014 include:

Accounts payable	$2,123,798
Royalties payable	3,816,900
Accrued liabilities	1,506,738
Asset retirement obligations	7,979,073
Current portion of long-term debt	70,000,000
Derivative liability—natural gas contracts—current	1,441,458
Derivative liability—natural gas contracts—non-current	374,103
Liabilities held for sale	$87,242,070

Results for activities reported as discontinued operations for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Revenues:
Gas sales	$9,678,375	$10,879,264
Other	17,775	44,956
Total revenues	9,696,150	10,924,220
Expenses:
Lease operating expense	2,551,646	4,469,239
Compression and transportation expense	1,673,399	1,838,636
Production taxes	578,487	550,546
Depreciation, depletion and amortization	715,892	1,471,994
Losses on natural gas derivatives	1,237,716	5,535,119
Total operating expenses	6,757,140	13,865,534
Operating income (loss)	2,939,010	(2,941,314)
Interest expense	(923,511)	(1,676,329)
Interest income	1,562	420
Income from discontinued operations	$2,017,061	$(4,617,223)

Note 5—Net Loss Per Common Share

Net loss per common share—basic is calculated by dividing Net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net loss available to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Net loss per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. A reconciliation of Net loss per common share for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013

Net loss available to common stockholders	$(396,331)	$(7,324,769)
Income (loss) from discontinued operations	$2,017,061	$(4,617,223)
Net loss per common share—basic:
Net loss per common share from continuing operations	$(0.06)	$(0.07)
Income (loss) per common share from discontinued operations	0.05	(0.11)
Net loss per common share—basic	$(0.01)	$(0.18)
Net loss per common share—diluted:
Net loss per common share from continuing operations	$(0.06)	$(0.07)
Income (loss) per common share from discontinued operations	0.05	(0.11)
Net loss per common share—diluted	$(0.01)	$(0.18)
Weighted average number of common shares:
Basic	40,514,097	40,456,773
Diluted	40,514,097	40,456,773

Net loss per common share—diluted for the three months ended March 31, 2014 excluded the effect of outstanding exercisable options to purchase 1,555,508 shares, 135,343 weighted average restricted shares outstanding, and 6,188,032 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) (47,600,246 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported a Net loss available to common stockholders which caused the options and restricted shares to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the preferred shares are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the three months ended March 31, 2014 for accretion of and dividends paid for Preferred Stock of $644,744 and $600,443, respectively, in computing Net loss per common share—diluted as the preferred shares were anti-dilutive.

Net loss per common share—diluted for the three months ended March 31, 2013 excluded the effect of outstanding exercisable options to purchase 2,365,466 shares, 233,099 weighted average restricted shares outstanding, and 5,305,865 shares of Preferred Stock (40,814,346 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported a Net loss available to common stockholders which caused the options and restricted shares to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the preferred shares are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the three months ended March 31, 2013 for accretion of and dividends paid for Preferred Stock of $493,537 and $1,076,318, respectively, in computing Net loss per common share—diluted as the preferred shares were anti-dilutive.

Note 6—Gas Properties

As described in Note 3—Subsequent Events—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we closed the Asset Sale which included substantially all of our gas properties. Proved gas properties and accumulated depreciation, depletion, amortization and impairment of gas properties have been classified as a current asset in Assets held for sale in the Consolidated Balance Sheet (Unaudited) as of March 31, 2014. See Note 4—Assets and Liabilities Held For Sale and Discontinued Operations for further discussion on the classification.

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

For the twelve months ended March 31, 2014, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $4.02 per Mcf, resulting in a natural gas price of $4.14 per Mcf when adjusted for regional price differentials. Based on the ceiling test performed utilizing the aforementioned prices, no write-down of the carrying value of our U.S. full cost pool was required at March 31, 2014.

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

Note 7—Asset Retirement Obligations

As described in Note 3—Subsequent Events—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we closed the Asset Sale. The buyer has assumed the entire current portion of our asset retirement obligation (“ARO”). Certain asset retirement obligations have been classified as a current liability in Liabilities held for sale in the Consolidated Balance Sheet (Unaudited) at March 31, 2014. See Note 4—Assets and Liabilities Held For Sale and Discontinued Operations for further discussion on the classification.

We record an ARO in the Consolidated Balance Sheets (Unaudited) and capitalize the asset retirement costs in gas properties in the period in which the retirement obligation is incurred. The amount of the ARO and the costs capitalized are equal to the estimated future costs to satisfy the obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date the abandonment obligation was incurred using an assumed cost of funds for GeoMet. Once the ARO is recorded, it is then accreted to its estimated future value using the same assumed cost of funds. Periodically, we update the cost assumptions resulting from market changes and revise the liability recorded accordingly.

The following table details the changes to our ARO for the three months ended March 31, 2014:

Current portion of asset retirement obligation at January 1, 2014	$265,470
Add: Long-term portion of asset retirement obligation at January 1, 2014	8,915,407

Asset retirement obligation at January 1, 2014	9,180,877
Settlements	(37,017)
Accretion	194,884

Asset retirement obligation at March 31, 2014	9,338,744
Less: Current portion of asset retirement obligation (1)	(7,979,073)

Long-term portion of asset retirement obligation at March 31, 2014	$1,359,671

(1)         The current portion of ARO as of March 31, 2014 has been classified as Liabilities held for sale in the Consolidated Balance Sheet (Unaudited) at March 31, 2014. See Note 4—Assets and Liabilities Held For Sale and Discontinued Operations for further discussion on the classification.

Note 8—Derivative Instruments and Hedging Activities

As described in Note 3—Subsequent Events—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we closed the Asset Sale. On that date, in connection with the closing of the Asset Sale, we settled all of our outstanding natural gas hedge positions for approximately $3.1 million.

The energy markets have historically been volatile, and there can be no assurance that future natural gas prices will not be subject to wide fluctuations. At March 31, 2014, we do not have the ability to enter into natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

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

Commodity Price Risk and Related Hedging Activities

At March 31, 2014, we had the following natural gas derivative contracts:

Contract Type	Period	Volume (MMBtu)	Sold Ceiling/ Bought Floor	Derivative liability— current (1)	Derivative liability— non-current (1)	Total Fair Value of Contract
Collar	April 2014 through December 2015	3,200,000	$4.30/$3.60	$(671,882)	$(144,771)	$(816,653)
Collar	April 2014 through December 2015	3,200,000	$4.20/$3.50	(769,576)	(229,332)	(998,908)
		6,400,000		$(1,441,458)	$(374,103)	$(1,815,561)

(1)                  At March 31, 2014, Derivative liability—current and Derivative liability—non-current have each been classified as a current liability in Liabilities held for sale in the Consolidated Balance Sheet (Unaudited). See Note 4—Assets and Liabilities Held For Sale and Discontinued Operations for further discussion on the classification.

At December 31, 2013, we had the following natural gas derivative contracts:

Contract Type	Period	Volume (MMBtu)	Fixed Price or Sold Ceiling/ Bought Floor	Derivative liability— current	Derivative liability— non-current	Total Fair Value of Contract
Swap	January 2014 through March 2014	360,000	$3.82	$(164,121)	$—	$(164,121)
Collar	January 2014 through December 2015	3,650,000	$4.30/$3.60	(280,392)	(296,436)	(576,828)
Collar	January 2014 through December 2015	3,650,000	$4.20/$3.50	(389,638)	(413,135)	(802,773)
		7,660,000		$(834,151)	$(709,571)	$(1,543,722)

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

We estimate the fair value of our natural gas derivative contracts using the income approach. The income approach uses valuation techniques that convert future cash flows to a single discounted value. In order to estimate the fair value of our natural gas derivative contracts, a forward price curve and volatility estimates were compiled from sources that include NYMEX settlements and observed trading activity in the Over-the-Counter markets. Pricing estimates for the theoretical market value of hedge positions were developed using analytical models accepted and employed by a broad cross-section of industry participants. To extrapolate future cash flows, discount factors incorporating our counterparties’ and our credit standing are used to discount future cash flows. The estimated fair value of our natural gas derivative contracts also reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our counterparties’ and our credit risk, we have considered the effect of credit risk on the fair value of our natural gas derivative contracts. The consideration for discounting our counterparties’ liabilities (our assets) was based on the difference between the S&P credit rating of a comparable company to our counterparties and the 1-Year Treasury bill rate, both at the reporting date. The consideration for discounting our liabilities was based on the difference between the market weighted average cost of debt capital plus a premium over the capital asset pricing model and the 1-Year Treasury bill rate.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2014. Based on the use of observable market inputs, we have designated these types of instruments designated below as Level 2. The fair value of our Level 2 derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas hedge positions	Derivative asset (current)	$—	Derivative asset (current)	$—	Derivative liability (current)	$1,441,458	Derivative liability (current)	$834,151
Natural gas hedge positions	Derivative asset (non- current)	—	Derivative asset (non- current)	—	Derivative liability (non- current)	374,103	Derivative liability (non-current)	709,571
Total derivatives not designated as hedging instruments		$—		$—		$1,815,561		$1,543,722

The following losses on our hedging instruments have been classified as Discontinued operations on the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013. See Note 4—Assets and Liabilities Held For Sale and Discontinued Operations for further discussion on the classification.

	Location of (Gain) or Loss Recognized in	Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Income on Derivatives	2014	2013
Natural gas collar/swap settled positions	Discontinued operations	$965,877	$(3,099,752)
Natural gas collar/swap unsettled positions	Discontinued operations	271,839	8,634,871

Total loss		$1,237,716	$5,535,119

Note 9—Long-Term Debt

As described in Note 3—Subsequent Events—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we closed the Asset Sale. Immediately following the closing of the Asset Sale, we repaid all outstanding borrowing under our credit agreement of $69.1 million. Borrowings under our credit agreement have been classified as Liabilities held for sale in the Consolidated Balance Sheet (Unaudited) at March 31, 2014. See Note 4—Assets and Liabilities Held For Sale and Discontinued Operations for further discussion on the classification.

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

Our credit agreement no longer provides for loans to be available on a revolving basis up to the amount of the borrowing base. As a result, the current outstanding loans, once repaid, may not be re-borrowed. All outstanding borrowings under our credit agreement are due and payable on the earliest to occur of: (i) June 30, 2014, (ii) the closing of the Asset Sale pursuant to the Asset Purchase Agreement, or the sale of the Assets pursuant to a substitute purchase agreement, or (iii) the termination of the Asset Purchase Agreement or any substitute purchase agreement. Our borrowing base is defined to be equal to the amount borrowed under our credit agreement. Our credit agreement provides for interest to accrue at a rate calculated, at our option, at the Adjusted Base Rate plus a margin of 2.00% or the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin of 3.00%. Adjusted Base Rate is defined to be the greater of (i) the agent’s base rate or (ii) the federal funds rate plus one half of one percent or (iii) the LIBOR Rate plus a margin of 1.00%. All financial covenants were deleted by the amendment to our credit agreement and were replaced with a capital expenditure covenant (a maximum of $1.5 million in 2012 and $1.0 million in 2013 and thereafter).

As of March 31, 2014 and December 31, 2013, we had $70.0 million and $71.6 million, respectively, of borrowings outstanding under our credit agreement. As of March 31, 2014 and December 31, 2013, the interest rates applied to borrowings were 3.21% and 3.24%, respectively. For the three months ended March 31, 2014, we had no borrowings and made payments of $1.6 million under our credit agreement. For the three months ended March 31, 2014 interest on the borrowings averaged 4.02%. For the three months ended March 31, 2013, we had no borrowings and made payments of $4.5 million under our credit agreement. For the three months ended March 31, 2013 interest on the borrowings averaged 4.27%.

The following is a summary of our long-term debt at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Borrowings under credit agreement	$70,000,000	$71,550,000
Less current maturities included in current liabilities	(70,000,000)	(71,550,000)

Total long-term debt	$—	$—

We record our debt instruments based on contractual terms. We did not elect to apply the fair value option for recording financial assets and financial liabilities. We measure the fair value of our debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 or 2 within the fair value hierarchy. Fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our credit risk, we have considered the effect of our credit risk on the fair value of the long-term debt. This consideration involved discounting our long-term debt based on the difference between the market weighted average cost of equity capital plus a premium over the capital asset pricing model and the stated interest rates of the debt instruments included in our long-term debt.  The fair value of long-term debt as of March 31, 2014 and December 31, 2013 was estimated to be approximately $69.4 million and $70.1 million, respectively.

Note 10—Income Taxes

As described in Note 3—Subsequent Events—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we closed the Asset Sale. In connection with the closing of the Asset Sale, we estimated income tax payable in the amount of $1.2 million, representing alternative minimum tax. No regular income tax is expected to result from the transaction as we estimate sufficient net operating losses will be carried forward from prior years to offset the estimated gain on the Asset Sale.

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $156.1 million and $162.6 million, respectively, at March 31, 2014 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $156.0 million and $162.3 million, respectively, at December 31, 2013 that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2022 and the last one expires in 2034.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012, of approximately $33.9 million at March 31, 2014 that is available to reduce future taxable capital gains and expiring in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

At March 31, 2014, we have a valuation allowance of $83.1 million recorded against our net deferred tax asset which includes $70.2 million related to our United States operations and $13.0 million related to the capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 and other assets in 2014.

The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a decrease of $0.3 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	$290,736	34.00%
State income taxes—net of federal benefit	36,859	4.31%
Valuation Allowance	(343,900)	-40.22%
Nondeductible items and other	22,555	2.64%
Income tax provision	$6,250	0.73%

Note 11—Common Stock

As of March 31, 2014, shares of our Common Stock issued and outstanding were 40,659,872 and 40,649,440, respectively.  As of December 31, 2013, shares of our Common Stock issued and outstanding were 40,662,749 and 40,652,317, respectively. Included in shares of our Common Stock issued as of March 31, 2014 and December 31, 2013 were 10,432 shares of treasury stock held by the Company. Included in our Common Stock both issued and outstanding at March 31, 2014 and December 31, 2013 were 136,065 and 158,065 shares of restricted stock, respectively. During the three months ended March 31, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company and 2,724 shares of restricted stock expired unvested and were canceled.

Note 12—Series A Convertible Redeemable Preferred Stock

At March 31, 2014 and December 31, 2013, 6,188,032 and 6,000,571 shares of Preferred Stock were issued and outstanding, respectively. At March 31, 2014, an additional 1,213,800 shares of our Preferred Stock are reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted NASDAQ market price on the dividend date (categorized as level 1). The following table details the activity related to the Preferred Stock for the three months ended March 31, 2014:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance at January 1, 2014			6,000,571	$43,404,993
Accretion of discount on Preferred Stock				644,744
PIK Dividends Issued for Preferred Stock :	3/31/14	3/31/14	187,461	599,875
Balance At March 31, 2014			6,188,032	$44,649,612

Note 13—Share-Based Awards

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

During the three months ended March 31, 2014, we recorded a compensation expense accrual of $39,343 which was allocated as an addition of $2,105 to lease operating expenses and an addition of $37,238 to general and administrative expense. During the three months ended March 31, 2013, we recorded a compensation expense accrual of $58,724 which was allocated as an addition of $6,752 to lease operating expenses and an addition of $51,972 to general and administrative expense. At March 31, 2014, the future compensation cost of all the outstanding awards is $27,150 which will be amortized over the vesting period of such stock options and restricted stock. The weighted average remaining useful life of the future compensation cost is 0.65 years.

Incentive Stock Options

The table below summarizes incentive stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,199,433	$1.11
Forfeited	(18,690)	$1.11
Outstanding at March 31, 2014	1,180,743	$1.11	2.5	$—
Options exercisable at March 31, 2014	1,030,531	$1.04	3.2	$—

Non-Qualified Stock Options

The table below summarizes non-qualified stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	374,765	$2.05
Outstanding at March 31, 2014	374,765	$2.05	0.5	$—
Options exercisable at March 31, 2014	333,242	$2.22	1.3	$—

Restricted Stock Awards

The table below summarizes non-vested restricted stock awards activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2013	158,065	$1.83
Vested	(19,123)	$1.32
Forfeited	(2,877)	$8.16
Non-vested restricted stock at March 31, 2014	136,065	$1.77

Restricted Stock Unit Awards

On April 5, 2011, we granted 232,089 restricted stock units to our five executive officers. These restricted stock units vest upon the Company’s achievement of certain performance targets, but no earlier than ratably over the three year period following the grant date, at which time one common share will be issued and exchanged for each restricted stock unit held. If the requisite performance targets are not achieved in the seven year period ended April 5, 2018, the restricted stock units will expire. Restricted stock units are included in the calculation of diluted earnings per share utilizing the treasury stock method. On April 30, 2012, 99,108 restricted stock units vested with a vesting date fair value of $0.53 per share. On June 25, 2012, 16,428 restricted stock units were forfeited. There have been no grants of restricted stock units subsequent to the aforementioned grant. Unrecognized compensation cost related the restricted stock units is $116,553 at March 31, 2014.

Note 14— Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

Environmental and Regulatory

As of March 31, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 31, 2014, which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the fiscal year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K.

Overview

GeoMet, Inc. (“GeoMet,” “Company,” “we,” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000. We are primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production is CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and have been active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties are located in the central Appalachian Basin in Virginia and West Virginia.

The natural gas industry is capital intensive.  Natural gas markets traditionally have been highly volatile.  We have historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves.  Our capital expenditures have been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Recent Developments

On May 12, 2014, we closed the previously announced sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership.  The purchase price of $107.0 million was adjusted downward $9.5 million to account for cash flows from the effective date to closing, resulting in net proceeds of $97.5 million.  The final adjusted purchase price is to be determined within 95 days of the close of the Asset Sale or by August 15, 2014

Immediately following the closing of the Asset Sale, GeoMet, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the banks party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among GeoMet, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).  Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled approximately $69.1. As a result, we satisfied all of our material obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

The Asset Purchase Agreement required that all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resign their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we will terminate all employment agreements, change of control agreements and plans, and benefit plans including its long-term incentive plan, and, in exchange for releases, pay the severance benefits and change of control payments provided for under all of such agreements and plans, including a cash amount in lieu of reimbursement of COBRA premiums, as if all of such employees had been terminated (estimated to total approximately $4 million).  See executive compensation arrangements described below.  We have concluded that we will need to continue to employ various people to provide certain services to the Buyer during the 90-day transition period following the closing of the Asset Sale, and to comply with our public reporting requirements.   These remaining employees, including our named executive officers, will be employed on an at-will basis.

The remaining balance of the net proceeds from the Asset Sale totaled approximately $24 million.  These funds will be held by the Company and used for normal working capital and operating expense purposes while we evaluate our next steps. We currently anticipate that the Asset Sale will be followed by either a business combination/merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

Executive Compensation Arrangements

Effective as of the closing of the Asset Sale, each of Mr. William C. Rankin,  the Company’s President and Chief Executive Officer, Mr. Tony Oviedo, the Company’s Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller, and Mr. Brett S. Camp, the Company’s Senior Vice President – Operations, entered into an (i) Agreement Concerning Termination of Employment Agreement and General Release (the “Severance Agreement”) and (ii) Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units under the GeoMet, Inc. 2006 Long-Term Incentive Plan (the “Forfeiture Agreement”).

   William C. Rankin

Under the terms of Mr. Rankin’s Severance Agreement, Mr. Rankin and the Company terminated the Amended and Restated Employment Agreement entered into by such parties on May 14, 2012,  agreed to thereafter continue Mr. Rankin’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Rankin an amount equal to (i) $1,024,000.00 (which amount is equal to estimated amount of severance pay under the terminated employment agreement that Mr. Rankin would have received if Mr. Rankin’s employment was terminated in connection with the Asset Sale), plus (b) $24,391.98 (which amount is equal to the estimated amount of the severance benefits under the terminated employment agreement if Mr. Rankin was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment would be made to Mr. Rankin in a single lump sum on May 30, 2014.

Pursuant to the Severance Agreement, Mr. Rankin’s employment with the Company will continue on an at-will basis, terminable by either Mr. Rankin or the Company for any reason with or without notice.  Mr. Rankin will be a part-time employee and dedicate an average of 20% of his working time to the Company. Mr. Rankin’s base salary following the closing of the Asset Sale is $1,250.00 per week, less all required withholdings and deductions, payable on the Company’s customary payroll dates.  In consideration of the payments described above, Mr. Rankin agreed to release the Company and its affiliates from any and all claims.

Pursuant to Mr. Rankin’s Forfeiture Agreement, Mr. Rankin agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Rankin immediately prior to the closing of the Asset Sale.

   Tony Oviedo

Under the terms of Mr. Oviedo’s Severance Agreement, Mr. Oviedo and the Company terminated the Amended and Restated Employment Agreement entered into by such parties on May 14, 2012,  agreed to thereafter continue Mr. Oviedo’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Oviedo an amount equal to (i) $630,000.00 (which amount is equal to estimated amount of severance pay under the terminated employment agreement that Mr. Oviedo would have received if Mr. Oviedo’s employment was terminated in connection with the Asset Sale), plus (b) $24,391.98 (which amount is equal to the estimated amount of the severance benefits under the terminated employment agreement if Mr. Oviedo was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment would be made to Mr. Oviedo in a single lump sum on May 30, 2014.

Pursuant to the Severance Agreement, Mr. Oviedo’s employment with the Company will continue on an at-will basis, terminable by either Mr. Oviedo or the Company for any reason with or without notice.  Mr. Oviedo will be a full-time employee and dedicate an average of 100% of his working time to the Company. Mr. Oviedo’s base salary following the closing of the Asset Sale is $4,625.00 per week, less all required withholdings and deductions, payable on the Company’s customary payroll dates.  In consideration of the payments described above, Mr. Oviedo agreed to release the Company and its affiliates from any and all claims.

Pursuant to Mr. Oviedo’s Forfeiture Agreement, Mr. Oviedo agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Oviedo immediately prior to the closing of the Asset Sale.

   Brett S. Camp

Under the terms of Mr. Camp’s Severance Agreement, Mr. Camp and the Company terminated the Employment Agreement entered into by such parties on May 14, 2012,  agreed to thereafter continue Mr. Camp’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Camp an amount equal to (i) $630,000.00 (which amount is equal to estimated amount of severance pay under the terminated employment agreement that Mr. Camp would have received if Mr. Camp’s employment was terminated in connection with the Asset Sale), plus (b) $35,070.48 (which amount is equal to the estimated amount of the severance benefits under the terminated employment agreement if Mr. Camp was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment would be made to Mr. Camp in a single lump sum on May 30, 2014.

Pursuant to the Severance Agreement, Mr. Camp’s employment with the Company will continue on an at-will basis, terminable by either Mr. Camp or the Company for any reason with or without notice.  Mr. Camp will be a part-time employee and dedicate an average of 50% of his working time to the Company. Mr. Camp’s base salary following the closing of the Asset Sale is $2,310.00 per week, less all required withholdings and deductions, payable on the Company’s customary payroll dates.  In consideration of the payments described above, Mr. Camp agreed to release the Company and its affiliates from any and all claims.

Pursuant to Mr. Camp’s Forfeiture Agreement, Mr. Camp agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Camp immediately prior to the closing of the Asset Sale.

Areas of Operation

Prior to the closing of the Asset Sale, our core areas of operations were in the Central Appalachian Basin of Virginia and West Virginia. We also previously had operations located in the Black Warrior and Cahaba Basins in Alabama. On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in Alabama and, on May 12, 2014, closed the sale of substantially all of our remaining assets which were located in the Central Appalachian Basin of Virginia and West Virginia.

Central Appalachia

Pond Creek and Lasher Fields—We were the operator of 298 producing vertical CBM wells in which we owned a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. Net daily sales of gas averaged 15.3 MMcf per day for the three months ended March 31, 2014. Our natural gas production from the Pond Creek field was delivered into the Jewell Ridge pipeline system owned by East Tennessee Natural Gas, LLC (“ETNG”). We had two long-term transportation agreements with ETNG which went into effect in April 2007 with total maximum daily quantities of 15,000 MMBtu’s and 10,000 MMBtu’s and primary terms of 15 years and 10 years, respectively. Our gas from the Lasher field was delivered into the Columbia Gas Transmission pipeline with firm transportation for 500 MMBtu’s per day. We also owned and operated a 12 mile, 8 inch high-pressure steel pipeline and gas treatment and compression facilities through which the Pond Creek field natural gas production was gathered, dehydrated, and compressed for delivery into the Jewell Ridge Lateral of the East Tennessee pipeline system. In addition, we owned and operated a disposal well to dispose of produced water from both the Pond Creek and Lasher fields.

Pinnate Horizontal Wells—We were the operator of 44 producing pinnate horizontal CBM wells in which we owned a 71.6% average working interest in central and northern West Virginia. We also had a 33.7 % average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. Net daily sales of natural gas averaged 6.0 MMcf per day for the three months ended March 31, 2014.  We were party to two firm transportation agreements with total maximum daily capacity of 18,500 MMBtu per day and primary terms expiring through November 2024 which could have been automatically extended at GeoMet’s option at the maximum tariff rate. We were also party to a 10,000 MMBtu per day gathering contract that was in a month-to-month evergreen term.  In some cases, our natural gas sales volumes were delivered to market under transportation agreements controlled by our working interest partners. Generally, our natural gas sales volumes were sold at a delivery point into the respective interstate pipeline system utilized.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2014.

Natural Gas Production Operations Summary

As a result of meeting all of the criteria established under GAAP, we have presented our natural gas operating results as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013. The table below presents information on gas revenues, sales volumes, production expenses and per Mcf data for the three months ended March 31, 2014 and 2013. This table should be read with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Three Months Ended March 31,
	2014	2013
Gas sales	$9,678	$10,879
Lease operating expenses	$2,552	$4,469
Compression and transportation expenses	1,674	1,839
Production taxes	578	550
Total production expenses	$4,804	$6,858
Net sales volumes (Consolidated) (MMcf)	1,916	3,108
Pond Creek and Lasher fields	1,376	1,452
Pinnate wells (Central Appalachian Basin)	540	753
Gurnee field (Cahaba Basin)	—	396
Black Warrior Basin fields	—	507
Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$5.05	$3.50
Pond Creek and Lasher fields	$5.16	$3.60
Pinnate wells (Central Appalachian Basin)	$4.78	$3.40
Gurnee field (Cahaba Basin)	$—	$3.44
Black Warrior Basin fields	$—	$3.43
Average natural gas sales price realized (Consolidated)(1)	$4.55	$4.50
Lease operating expenses (Consolidated)	$1.33	$1.44
Pond Creek and Lasher fields	$1.21	$1.21
Pinnate wells (Central Appalachian Basin)	$1.65	$1.68
Gurnee field (Cahaba Basin)	$—	$2.77
Black Warrior Basin fields	$—	$0.67
Compression and transportation expenses (Consolidated)	$0.88	$0.59
Pond Creek and Lasher fields	$0.61	$0.58
Pinnate wells (Central Appalachian Basin)	$1.51	$1.04
Gurnee field (Cahaba Basin)	$—	$0.31
Black Warrior Basin fields	$—	$0.19
Production taxes (Consolidated)	$0.30	$0.18
Pond Creek and Lasher fields	$0.30	$0.19
Pinnate wells (Central Appalachian Basin)	$0.32	$0.15
Gurnee field (Cahaba Basin)	$—	$0.15
Black Warrior Basin fields	$—	$0.20
Total production expenses (Consolidated)	$2.51	$2.21
Pond Creek and Lasher fields	$2.12	$1.98
Pinnate wells (Central Appalachian Basin)	$3.48	$2.87
Gurnee field (Cahaba Basin)	$—	$3.23
Black Warrior Basin fields	$—	$1.06
Depletion (Consolidated)	$0.38	$0.47

(1)                  Average natural gas sales price realized includes the effects of realized gains and losses on derivative contracts.

Results of Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Depreciation, depletion and amortization	$114	$34	235%
General and administrative	$1,030	$998	3%
Income (loss) from discontinued operations	$2,017	$(4,617)	NM
Income tax expense	$6	$6	NM

NM-Not Meaningful

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $0.08 million, or 235%, to $0.11 million compared to the prior year period. This increase was primarily due to the $0.09 million in accelerated depreciation of certain furniture, fixtures and equipment that are not included in our assets held for sale and now have a decreased useful life.

General and administrative. General and administrative expense remained flat when compared to the prior year period.

Income (loss) from discontinued operations. Income from discontinued operations increased by $6.6 million to $2.0 million compared to the prior year period. The increase was primarily due to increased natural gas prices from the prior year period.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a decrease of $0.3 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	$290,736	34.00%
State income taxes—net of federal benefit	36,859	4.31%
Valuation Allowance	(343,900)	-40.22%
Nondeductible items and other	22,555	2.64%
Income tax provision	$6,250	0.73%

Liquidity and Capital Resources

Cash Flows and Liquidity

Cash flows provided by operations for the three months ended March 31, 2014 were $0.9 million, down $3.9 million from the prior year period. The decrease was primarily due to production volumes lost in the June 2013 sale of our Alabama assets. Cash flows provided by operations of $0.9 million for the three months ended March 31, 2014, as well as the use of $0.7 million in cash on hand were sufficient to fund net cash used in financing activities of $1.6 million, consisting almost entirely of repayments of borrowings under our credit agreement.

Closing of Asset Sale

On May 12, 2014, we closed the previously announced sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership.  The purchase price of $107.0 million was adjusted downward $9.5 million to account for cash flows from the effective date to closing, resulting in net proceeds of $97.5 million.  The final adjusted purchase price is to be determined within 95 days of the close of the Asset Sale or by August 15, 2014

Immediately following the closing of the Asset Sale, GeoMet, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the banks party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among GeoMet, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).  Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled approximately $69.1. As a result, we satisfied all of our material obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

The Asset Purchase Agreement required that all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resign their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we will terminate all employment agreements, change of control agreements and plans, and benefit plans including its long-term incentive plan, and, in exchange for releases, pay the severance benefits and change of control payments provided for under all of such agreements and plans, including a cash amount in lieu of reimbursement of COBRA premiums, as if all of such employees had been terminated (estimated to total approximately $4 million).  See Recent Developments – Executive Compensation Arrangements.  We have concluded that we will need to continue to employ various people to provide certain services to the Buyer during the 90-day transition period following the closing of the Asset Sale, and to comply with our public reporting requirements.   These remaining employees, including our named executive officers, will be employed on an at-will basis.

The remaining balance of the net proceeds from the Asset Sale is estimated to total approximately $24 million.  These funds will be held by the Company and used for normal working capital and operating expense purposes while we evaluate our next steps. We estimate that operating expenses will be approximately $54,000 per month. We currently anticipate that the Asset Sale will be followed by either a business combination/merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

The terms of our outstanding Preferred Stock provide that in the event of a liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our common stock, par value $0.001 (the “Common Stock”) would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus paid-in-kind shares plus accrued and unpaid dividends, and currently totals approximately $60 million.  Therefore, if the Company was dissolved as of May 12, 2014, the estimated remaining cash of approximately $24 million would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled of $60 million.  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a business combination/merger.   If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a business combination/merger, then the Preferred Stock might instead exercise its rights to convert into Common Stock, and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  As the estimated remaining cash as of May 12, 2014 is approximately $24 million, this would mean that the holders of our Preferred Stock would receive less in a business combination/merger than the holders of our Preferred Stock would receive in a dissolution as a result of their liquidation preference.  In order for the Company to engage in a business combination/merger, the Company would have to receive the approval of at least fifty percent (50%) of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.

The Company has been advised by the holders of more than fifty percent (50%) of our Preferred Stock that they will not vote in favor of a business combination/merger unless the terms of the transaction provide that the holders of our Preferred Stock will be entitled to receive at least the same value or distributions as such holders would have been entitled to receive in a dissolution pursuant to the liquidation preference to which the holders of the Preferred Stock are entitled.  As a result, absent a concession from the holders of our Preferred Stock, it is likely that the holders of our Common Stock would not receive any distributions if the Asset Sale is followed by a business combination/merger.

Capital Expenditures

The following table is a summary of our capital expenditures on an accrual basis by category for the three months ended March 31, 2014 and 2013:

	2014	2013
Capital expenditures:
Leasehold acquisition	$77,297	$94,266
Development	(17,410)	(21,988)
Other items	—	6,037
Total capital expenditures	$59,887	$78,315

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

We have historically entered into hedging transactions, generally for forward periods up to two years or more, which increase the probability of achieving our targeted level of cash flows. Our credit agreement limits amounts of future natural gas production that we may hedge. At March 31, 2014, we do not have the ability to enter into additional natural gas hedges because we do not have the credit capacity with our existing natural gas hedge counterparties.

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

Commodity Price Risk and Related Hedging Activities

At March 31, 2014, we had the following natural gas collar positions:

Period	Volume (MMBtu)	Sold Ceiling	Bought Floor	Fair Value
April 2014 through December 2015	3,200,000	$4.30	$3.60	$(816,653)
April 2014 through December 2015	3,200,000	$4.20	$3.50	(998,908)
	6,400,000			$(1,815,561)

Simultaneously with the closing of the Asset Sale on May 12, 2014, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. There has been no material changes in those commitments disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments” of our 2013 Annual Report on Form 10-K that we filed with the SEC on March 31, 2014.

Recent Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when an entity meets the criteria to be classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 should be applied when any of these occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, however, the Company elected not to early adopt the ASU. The ASU requires entities to separately present assets and liabilities of a discontinued operation for all periods presented in the balance sheet.  The impact of adoption of the ASU would be the reclassification of all of the assets included in the Asset Sale as Assets held for sale and all related liabilities as Liabilities held for sale, both in the Consolidated Balance Sheet (Unaudited) as of December 31, 2013.

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

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the three months ended March 31, 2014, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $0.97 million, which would have been offset by approximately $0.53 million by increased realized gas hedging gains.

Interest Rate Risk. We have long-term debt subject to the risk of loss associated with movements in interest rates. At March 31, 2014, we had $70.0 million outstanding under our credit agreement. For the three months ended March 31, 2014, interest on the borrowings averaged 4.02% per annum. All of the debt outstanding under our credit agreement accrues interest at floating or market rates. Fluctuations in market interest rates will cause our interest costs to fluctuate. Based upon the weighted average balance outstanding under our credit agreement, a 1% increase in market interest rates would have increased interest expense and negatively impacted our cash flows for the three months ended March 31, 2014 by approximately $0.18 million.

Item 4.                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act of 1934 (the Exchange Act”) Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Environmental and Regulatory

As of March 31, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 1A.                         Risk Factors

There has been no changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5.                                   Other Information.

We are disclosing in this Item 5 on Form 10-Q the following information in lieu of disclosing such information under the corresponding item number in a Current Report on Form 8-K:

Item 1.02.  Termination of a Material Definitive Agreement.

On May 12, 2014, the Company, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the financial institutions party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among the Company, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).  Immediately prior to termination of the Credit Agreement, the Company repaid all amounts owed to the lenders party to the Credit Agreement. As a result, the Company satisfied all of its material obligations under the Credit Agreement. The Company was not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Item 2.05. Costs Associated with Exit or Disposal Activities.

The Asset Purchase Agreement required that all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resign their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we will terminate all employment agreements, change of control agreements and plans, and benefit plans including its long-term incentive plan, and, in exchange for releases, pay the severance benefits and change of control payments provided for under all of such agreements and plans, including a cash amount in lieu of reimbursement of COBRA premiums, as if all of such employees had been terminated. We have concluded that we will need to continue to employ various people to provide certain services to the Buyer during the 90-day transition period following the closing of the Asset Sale, and to comply with our public reporting requirements. These remaining employees, including our named executive officers, will be employed on an at-will basis.

The completion date for the above-described plan is currently estimated to be August 31, 2014. The aggregate cost associated with the plan is estimated to be $4.0 million, which includes $3.5 million related to employment agreements, $0.2 related to change of control agreements and plans, and $0.3 related to reimbursement of COBRA premiums. Additionally, the Company expects to pay approximately $0.8 million in connection with the termination of its office leases.

Item 5.02.  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective as of the closing of the Asset Sale, each of Mr. William C. Rankin,  the Company’s President and Chief Executive Officer, Mr. Tony Oviedo, the Company’s Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller, and Mr. Brett S. Camp, the Company’s Senior Vice President — Operations, entered into an (i) Agreement Concerning Termination of Employment Agreement and General Release (the “Severance Agreement”) and (ii) Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units under the GeoMet, Inc. 2006 Long-Term Incentive Plan (the “Forfeiture Agreement”).

William C. Rankin

Under the terms of Mr. Rankin’s Severance Agreement, Mr. Rankin and the Company terminated the Amended and Restated Employment Agreement entered into by such parties on May 14, 2012,  agreed to thereafter continue Mr. Rankin’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Rankin an amount equal to (i) $1,024,000.00 (which amount is equal to estimated amount of severance pay under the terminated employment agreement that Mr. Rankin would have received if Mr. Rankin’s employment was terminated in connection with the Asset Sale), plus (b) $24,391.98 (which amount is equal to the estimated amount of the severance benefits under the terminated employment agreement if Mr. Rankin was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment would be made to Mr. Rankin in a single lump sum on May 31, 2014.

Pursuant to the Severance Agreement, Mr. Rankin’s employment with the Company will continue on an at-will basis, terminable by either Mr. Rankin or the Company for any reason with or without notice.  Mr. Rankin will be a part-time employee and dedicate an average of 20% of his working time to the Company. Mr. Rankin’s base salary following the closing of the Asset Sale is $1,250.00 per week, less all required withholdings and deductions, payable on the Company’s customary payroll dates.  In consideration of the payments described above, Mr. Rankin agreed to release the Company and its affiliates from any and all claims.

Pursuant to Mr. Rankin’s Forfeiture Agreement, Mr. Rankin agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Rankin immediately prior to the closing of the Asset Sale.

Tony Oviedo

Under the terms of Mr. Oviedo’s Severance Agreement, Mr. Oviedo and the Company terminated the Amended and Restated Employment Agreement entered into by such parties on May 14, 2012,  agreed to thereafter continue Mr. Oviedo’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Oviedo an amount equal to (i) $630,000.00 (which amount is equal to estimated amount of severance pay under the terminated employment agreement that Mr. Oviedo would have received if Mr. Oviedo’s employment was terminated in connection with the Asset Sale), plus (b) $24,391.98 (which amount is equal to the estimated amount of the severance benefits under the terminated employment agreement if Mr. Oviedo was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment would be made to Mr. Oviedo in a single lump sum on May 31, 2014.

Pursuant to the Severance Agreement, Mr. Oviedo’s employment with the Company will continue on an at-will basis, terminable by either Mr. Oviedo or the Company for any reason with or without notice.  Mr. Oviedo will be a full-time employee and dedicate an average of 100% of his working time to the Company. Mr. Oviedo’s base salary following the closing of the Asset Sale is $4,625.00 per week, less all required withholdings and deductions, payable on the Company’s customary payroll dates.  In consideration of the payments described above, Mr. Oviedo agreed to release the Company and its affiliates from any and all claims.

Pursuant to Mr. Oviedo’s Forfeiture Agreement, Mr. Oviedo agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Oviedo immediately prior to the closing of the Asset Sale.

Brett S. Camp

Under the terms of Mr. Camp’s Severance Agreement, Mr. Camp and the Company terminated the Employment Agreement entered into by such parties on May 14, 2012,  agreed to thereafter continue Mr. Camp’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Camp an amount equal to (i) $630,000.00 (which amount is equal to estimated amount of severance pay under the terminated employment agreement that Mr. Camp would have received if Mr. Camp’s employment was terminated in connection with the Asset Sale), plus (b) $35,070.48 (which amount is equal to the estimated amount of the severance benefits under the terminated employment agreement if Mr. Camp was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment would be made to Mr. Camp in a single lump sum on May 31, 2014.

Pursuant to the Severance Agreement, Mr. Camp’s employment with the Company will continue on an at-will basis, terminable by either Mr. Camp or the Company for any reason with or without notice.  Mr. Camp will be a part-time employee and dedicate an average of 50% of his working time to the Company. Mr. Camp’s base salary following the closing of the Asset Sale is $2,310.00 per week, less all required withholdings and deductions, payable on the Company’s customary payroll dates.  In consideration of the payments described above, Mr. Camp agreed to release the Company and its affiliates from any and all claims.

Pursuant to Mr. Camp’s Forfeiture Agreement, Mr. Camp agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Camp immediately prior to the closing of the Asset Sale.

Item 6.                                  Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoMet, Inc.

Date: May 13, 2014	By	/S/ TONY OVIEDO
Tony Oviedo, Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibits

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

3.4	Amended and Restated Bylaws of GeoMet, Inc. (Adopted as of September 14, 2010) (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 20, 2010).

10.1*	Agreement Concerning Termination Of Employment Agreement And General Release effective as of May 12, 2014 between GeoMet, Inc. and William C. Rankin.

10.2*	Agreement Concerning Termination Of Employment Agreement And General Release effective as of May 12, 2014 between GeoMet, Inc. and Tony Oviedo.

10.3*	Agreement Concerning Termination Of Employment Agreement And General Release effective as of May 12, 2014 between GeoMet, Inc. and Brett S. Camp.

10.4*

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan dated effective as of May 12, 2014 between GeoMet, Inc. and William C. Rankin.

10.5*

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan dated effective as of May 12, 2014 between GeoMet, Inc. and Tony Oviedo.

10.6*

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan dated effective as of May 12, 2014 between GeoMet, Inc. and Brett S. Camp.

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