Form 10-Q
period 2014-06-30
GeoMet, Inc.
filed 2014-08-14
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 40,515,020 shares and 6,381,359 shares, respectively, of the registrant’s common stock and preferred stock, par value $0.001 per share, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$24,978,808	$8,108,272
Assets related to discontinued operations	2,833,774	—
Accounts receivable, net of allowance of $0 and $14,744 at June 30, 2014 and December 31, 2013, respectively	112,794	2,900,807
Other current assets	24,921	692,740
Total current assets	27,950,297	11,701,819
Natural gas properties—utilizing the full cost method of accounting:
Proved natural gas properties	—	333,109,974
Other property and equipment	—	3,158,701
Total property and equipment	—	336,268,675
Less accumulated depreciation, depletion, amortization and impairment of gas properties	—	(293,939,624)
Property and equipment—net	—	42,329,051
Other noncurrent assets:
Other	—	769,384
Total other noncurrent assets	—	769,384
TOTAL ASSETS	$27,950,297	$54,800,254
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$155,686	$3,541,770
Royalties payable	115,522	3,656,272
Accrued liabilities	17,816	1,073,653
Liabilities related to discontinued operations	2,298,769	—
Income tax payable	709,719	—
Derivative liability—natural gas contracts	—	834,151
Asset retirement obligations	669,817	265,470
Current portion of long-term debt	—	71,550,000
Total current liabilities	3,967,329	80,921,316
Asset retirement obligations	—	8,915,407
Derivative liability—natural gas contracts	—	709,571
Other long-term accrued liabilities	—	113,434
TOTAL LIABILITIES	3,967,329	90,659,728
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $63,813,590; $.001 par value; 7,401,832 shares authorized, 6,381,359 and 6,000,571 shares were issued and outstanding at June 30, 2014 and December 31, 2013, respectively	45,907,692	43,404,993
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,525,452 issued and 40,515,020 outstanding at June 30, 2014 and 40,662,749 issued and 40,652,317 outstanding at December 31, 2013	40,525	40,663
Treasury stock, at cost—10,432 shares at June 30, 2014 and December 31, 2013	(94,424)	(94,424)
Paid-in capital	185,044,673	187,527,716
Retained deficit	(206,915,498)	(266,738,422)
Total stockholders’ deficit	(21,924,724)	(79,264,467)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$27,950,297	$54,800,254

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expenses:
Depreciation, depletion and amortization	$—	$34,639	$113,817	$69,011
General and administrative	917,519	1,408,521	1,947,123	2,406,754
Lease termination costs	427,722	—	427,722	—
Restructuring costs	—	17,396	—	87,584
Total operating expenses	1,345,241	1,460,556	2,488,662	2,563,349

Operating loss	(1,345,241)	(1,460,556)	(2,488,662)	(2,563,349)

Other expense	(1,669)	(6,697)	(20,203)	(35,345)

Loss before income taxes from continuing operations	(1,346,910)	(1,467,253)	(2,508,865)	(2,598,694)

Income tax expense	6,250	6,250	12,500	12,500

Loss from continuing operations	(1,353,160)	(1,473,503)	(2,521,365)	(2,611,194)

Discontinued operations, net of tax of $709,719 for the three and six months ended June 30, 2014 and $0 for the three and six months ended June 30, 2013	60,327,228	43,843,152	62,344,289	39,225,929

Net income	$58,974,068	$42,369,649	$59,822,924	$36,614,735
Accretion of Series A Convertible Redeemable Preferred Stock	(705,165)	(532,836)	(1,349,909)	(1,026,373)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(552,915)	(1,367,488)	(1,152,790)	(2,443,173)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(490)	(568)	(1,058)	(1,201)
Net income available to common stockholders	$57,715,498	$40,468,757	$57,319,167	$33,143,988

Net income per common share—basic:
Net loss per common share from continuing operations	$(0.07)	$(0.08)	$(0.13)	$(0.15)
Net income per common share from discontinued operations	1.49	1.08	1.54	0.97
Net income per common share—basic	$1.42	$1.00	$1.41	$0.82

Net income per common share— diluted:
Net loss per common share from continuing operations	$(0.07)	$(0.08)	$(0.13)	$(0.15)
Net income per common share from discontinued operations	1.49	1.08	1.54	0.97
Net income per common share— diluted	$1.42	$1.00	$1.41	$0.82

Weighted average number of common shares:
Basic	40,515,020	40,477,411	40,514,561	40,467,149
Diluted	40,515,020	40,477,411	40,514,561	40,467,149

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$58,974,068	$42,369,649	$59,822,924	$36,614,735
Loss on foreign currency translation adjustment	—	(10,350)	—	(9,118)
Unrealized loss on available for sale securities	—	(60,472)	—	(40,409)

Other comprehensive income	$58,974,068	$42,298,827	$59,822,924	$36,565,208

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows (used in) provided by operating activities:
Loss from continuing operations	$(2,521,365)	$(2,611,194)
Adjustments to reconcile loss from continuing operations to net cash flows used in continuing operating activities:
Depreciation, depletion and amortization	113,817	69,011
Stock-based compensation	20,575	119,374
Changes in operating assets and liabilities:
Other current assets	391,386	279,541
Accounts payable	(351,698)	148,125
Other accrued liabilities	3,020	28,608
Net cash used in continuing operating activities	(2,344,265)	(1,966,535)

Income from discontinued operations	62,344,289	39,225,929
Adjustments to reconcile Income from discontinued operations to net cash flows (used in) provided by discontinued operating activities:
Depreciation, depletion and amortization	715,892	2,808,132
Amortization of debt issuance costs	218,357	454,340
Unrealized losses from the change in market value of open derivative contracts	(1,543,722)	1,838,088
Gain on the sale of gas properties	(61,824,007)	(37,135,611)
Loss on sale of other assets	22,706	35,348
Accretion expense	298,130	612,553
Changes in operating assets and liabilities:
Accounts receivable	1,719,550	2,100,139
Other current assets	377,103	(180,351)
Accounts payable	(5,003,504)	(2,556,625)
Income taxes payable	709,719	—
Other accrued liabilities	(2,710,824)	1,110,774
Net cash (used in) provided by discontinued operating activities	(4,676,311)	8,312,716

Net cash (used in) provided by operating activities	(7,020,576)	6,346,181

Cash flows provided by investing activities:
Continuing operations:
Proceeds from the sale of other assets	140,000	—
Net cash provided by investing activities- continuing operations	140,000	—
Discontinued operations:
Capital expenditures	(108,597)	(494,031)
Proceeds from the sale of gas properties	95,385,256	60,732,775
Proceeds from sale of other assets	25,511	19,276
Net cash provided by investing activities- discontinued operations	95,302,170	60,258,020

Net cash provided by investing activities	95,442,170	60,258,020

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(1,058)	(633)
Treasury stock	—	(586)
Net cash used in financing activities- continuing operations	(1,058)	(1,219)
Discontinued operations:
Repayment of borrowings under Credit Agreement	(71,550,000)	(62,300,000)
Deferred financing costs	—	(3,801)
Net cash used in financing activities- discontinued operations	(71,550,000)	(62,303,801)

Net cash used in financing activities	(71,551,058)	(62,305,020)

Increase in cash and cash equivalents	16,870,536	4,299,181
Cash and cash equivalents at beginning of period	8,108,272	7,234,225
Cash and cash equivalents at end of period	$24,978,808	$11,533,406

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$1,448,385	$3,293,996
Income taxes	$12,500	$12,500

Significant noncash investing and financing activities:
Accrued capital expenditures	$—	$444,102

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Our Business

GeoMet, Inc. (“GeoMet,” the “Company,” “we,” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the central Appalachian Basin in Virginia and West Virginia.

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

Note 2—Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when an entity meets the criteria to be classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 should be applied when any of these occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted; however, the Company elected not to early adopt the ASU. The ASU requires entities to separately present assets and liabilities of a discontinued operation for all periods presented in the balance sheet. The impact of adopting the ASU would be the reclassification of all of the assets related to our operations as Assets held for sale and all related liabilities as Liabilities held for sale, both in our Consolidated Balance Sheet (Unaudited) as of December 31, 2013.

Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership (the “Buyer”). The purchase price of $107.0 million was adjusted downward $10.0 million to account for purchase price adjustments, resulting in net proceeds of $97.0 million. The final settlement statement is expected to be provided to the Buyer on August 15, 2014. The Buyer has 10 days after receipt of the final settlement statement, or through August 25, 2014, to review and make any objections.

Immediately following the closing of the Asset Sale, GeoMet, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the financial institutions party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among GeoMet, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled $69.1 million. As a result, we satisfied all of our obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

Note 4—Assets and Liabilities Related to Discontinued Operations and Results of Discontinued Operations

As a result of the Asset Sale, we have classified all of the assets related to our gas properties as Assets related to discontinued operations and all related liabilities as Liabilities related to discontinued operations, both in the Consolidated Balance Sheet (Unaudited) as of June 30, 2014. Additionally, the related operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013.

Assets related to discontinued operations in the Consolidated Balance Sheet (Unaudited) at June 30, 2014 include:

Accounts receivable	$1,068,463

Receivable from Buyer — purchase price amount withheld	1,515,311

Other noncurrent assets	250,000

Assets related to discontinued operations	$2,833,774

Liabilities related to discontinued operations in the Consolidated Balance Sheet (Unaudited) at June 30, 2014 include:

Accounts payable	$1,380,571

Payable to Buyer — transition services	904,481

Accrued liabilities	13,717

Liabilities related to discontinued operations	$2,298,769

Results for activities reported as discontinued operations (unaudited) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Gas sales	$3,967,450	$12,053,170	$13,645,825	$22,932,434
Other	9,730	38,113	27,505	83,069
Total revenues	3,977,180	12,091,283	13,673,330	23,015,503
Expenses:
Lease operating expense	1,372,710	4,122,868	3,924,356	8,592,107
Compression and transportation expense	1,039,897	1,868,165	2,713,296	3,706,801
Production taxes	239,044	647,371	817,531	1,197,917
Lease termination costs	300,000	—	300,000	—
Depreciation, depletion and amortization	—	1,336,138	715,892	2,808,132
Losses (gains) on natural gas derivatives	1,515,474	(4,149,649)	2,753,190	1,385,470
Total operating expenses	4,467,125	3,824,893	11,224,265	17,690,427

Gain on the sale of assets	61,824,007	37,135,611	61,824,007	37,135,611

Operating income	61,334,062	45,402,001	64,273,072	42,460,687

Interest income	2,722	427	4,284	847
Interest expense	(299,837)	(1,559,276)	(1,223,348)	(3,235,605)
Income tax expense	(709,719)	—	(709,719)	—
Income from discontinued operations	$60,327,228	$43,843,152	$62,344,289	$39,225,929

Note 5— Gain on the Sale of Assets

The total gain on sale of assets for the three and six months ended June 30, 2014 as presented above include the following:

	Sale to ARP Mountaineer Productions, LLC	Sale to New River Energy Corporation	Total Gain
Cash proceeds	$95,485,256	$(100,000)	$95,385,256
Additional proceeds receivable as of June 30, 2014	1,515,311	—	1,515,311
Buyer’s assumption of asset retirement obligations	8,027,899	699,544	8,727,443
Buyer’s assumption of other liabilities	3,812,411	—	3,812,411
Net book value of sold gas properties	(41,332,191)	—	(41,332,191)
Net book value of sold equipment	(198,875)	—	(198,875)
Transaction costs	(6,085,348)	—	(6,085,348)
Total gain on sale	$61,224,463	$599,544	$61,824,007

Current year operating losses generated in the normal course of business are less than the estimated taxable gain from the Asset Sale.  However, no regular income tax is expected to result from the Asset Sale as we estimate sufficient net operating losses will be available from prior years to offset the estimated taxable gain, resulting in a reduction of our deferred tax asset and the related valuation allowance of $22.7 million. We are subject to the Alternative Minimum Tax and have estimated $0.7 million in Income taxes payable recorded in the Consolidated Balance Sheet (Unaudited) as of June 30, 2014.

Note 6— Pro Forma Financial Information

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the asset sales completed in June 2013 and May 2014 were both consummated on January 1, 2013 and include adjustments which give effect to events that are (i) directly attributable to the asset sales, (ii) expected to have a continuing impact on the registrant, and (iii) factually supportable. As such, included in Net income (loss), Net income (loss) available to common stockholders and Net income (loss) per common share (basic and diluted) for the six months ended June 30, 2013 are the gains on the asset sales completed in June 2013 and May 2014 of $37,135,611 and $61,824,007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(1,353,160)	$(1,473,503)	$(2,521,365)	$(2,611,194)
Net income (loss)	$(1,353,160)	$(1,473,503)	$(2,521,365)	$96,348,424
Net income (loss) available to common stockholders	$(2,611,730)	$(3,374,395)	$(5,025,122)	$92,877,677
Net income (loss) per common share—basic	$(0.06)	$(0.08)	$(0.12)	$2.30
Net income (loss) per common share—diluted	$(0.06)	$(0.08)	$(0.12)	$1.17

Note 7—Net Income Per Common Share

Net income per common share—basic is calculated by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Net income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. A reconciliation of Net income per common share for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$57,715,498	$40,468,757	$57,319,167	$33,143,988
Net income per common share—basic:
Net loss per common share from continuing operations	$(0.07)	$(0.08)	$(0.13)	$(0.15)
Net income per common share from discontinued operations	1.49	1.08	1.54	0.97
Net income per common share—basic	$1.42	$1.00	$1.41	$0.82

Net income per common share— diluted:
Net loss per common share from continuing operations	$(0.07)	$(0.08)	$(0.13)	$(0.15)
Net income per common share from discontinued operations	1.49	1.08	1.54	0.97
Net income per common share— diluted	$1.42	$1.00	$1.41	$0.82
Weighted average number of common shares:
Basic	40,515,020	40,477,411	40,514,561	40,467,149
Diluted	40,515,020	40,477,411	40,514,561	40,467,149

Net income per common share—diluted for the three months ended June 30, 2014 excluded the effect of 60,563 weighted average restricted shares outstanding, and 6,381,359 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) (49,087,376 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the three months ended June 30, 2014 for accretion of and dividends paid for Preferred Stock of $705,165 and $553,405, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the six months ended June 30, 2014 excluded the effect of 97,746 weighted average restricted shares outstanding, and 6,381,359 shares of Preferred Stock (49,087,376 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the six months ended June 30, 2014 for accretion of and dividends paid for Preferred Stock of $1,349,909 and $1,153,848, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the three months ended June 30, 2013 excluded the effect of outstanding exercisable options to purchase 2,099,658 shares, 205,083 weighted average restricted shares outstanding, and 5,471,610 shares of Preferred Stock (42,089,307 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the three months ended June 30, 2014 for accretion of and dividends paid for Preferred Stock of $532,836 and $1,368,056, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the six months ended June 30, 2013 excluded the effect of outstanding exercisable options to purchase 2,099,658 shares, 219,014 weighted average restricted shares outstanding, and 5,471,610 shares of Preferred Stock (42,089,307 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the six months ended June 30, 2014 for accretion of and dividends paid for Preferred Stock of $1,026,373 and $2,444,374, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Note 8—Gas Properties

As described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we sold substantially all of our remaining assets. Prior to the Asset Sale, the method of accounting for oil and gas producing activities determined which costs were capitalized and how these costs were ultimately matched with revenues and expenses. We used the full cost method of accounting for our gas properties. Under this method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our gas properties were capitalized.

Gas properties were depleted using the units-of-production method. The depletion expense was significantly affected by the unamortized historical and future development costs and the estimated proved gas reserves.

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

Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of estimated future net revenues, discounted at 10% per annum, plus the cost of properties not being amortized plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and stockholders’ equity in the period of occurrence and typically results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date.

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

No ceiling test was performed at June 30, 2014, as there was no longer any value in the full cost pool. For the twelve months ended June 30, 2013, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $3.47 per Mcf, resulting in a natural gas price of $3.53 per Mcf when adjusted for regional price differentials. Based on the ceiling test performed utilizing the aforementioned prices, no write-down of the carrying value of our U.S. full cost pool was required at June 30, 2013.

Note 9—Asset Retirement Obligations

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

The following table details the changes to our ARO for the six months ended June 30, 2014:

Current portion of asset retirement obligation at January 1, 2014	$265,470
Add: Long-term portion of asset retirement obligation at January 1, 2014	8,915,407

Asset retirement obligation at January 1, 2014	9,180,877
Conveyed to purchaser of assets	(8,727,442)
Settlements	(81,748)
Accretion	298,130

Asset retirement obligation at June 30, 2014	669,817
Less: Current portion of asset retirement obligation	(669,817)

Long-term portion of asset retirement obligation at June 30, 2014	$—

Note 10—Derivative Instruments and Hedging Activities

In connection with the closing of the Asset Sale described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, we settled all of our outstanding natural gas hedge positions for approximately $3.1 million.

Prior to the closing of the Asset Sale, in an effort to reduce the effects of the volatility of the price of natural gas on our operations, management had historically hedged natural gas prices primarily using derivative instruments in the form of three-way collars, traditional collars and swaps. While the use of these hedging arrangements limited the downside risk of adverse price movements, it also limited future gains from favorable movements. We entered into hedging transactions, generally for forward periods up to two years or more, which increased the probability of achieving our targeted level of cash flows. Our price risk management policy strictly prohibited the use of derivatives for speculative positions.

Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum ceiling (a sold ceiling) and a minimum floor (a bought floor) future price. We have accounted for these transactions using the mark-to-market accounting method. Generally, we incurred accounting losses on derivatives during periods where prices were rising and gains during periods where prices were falling which caused significant fluctuations in our Consolidated Balance Sheets (Unaudited) and Consolidated Statements of Operations (Unaudited).

Commodity Price Risk and Related Hedging Activities

At June 30, 2014, we had no natural gas derivative contracts.

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

We reviewed the financial strength of our hedge counterparties and believed our credit risk was minimal. Our hedge counterparties were participants or affiliates of the participants in the Credit Agreement and the collateral for the outstanding borrowings under the Credit Agreement was used as collateral for our hedges. We did not have rights to collateral from our counterparties, nor did we have rights of offset against borrowings under the Credit Agreement.

We estimated the fair value of our natural gas derivative contracts using the income approach. The income approach uses valuation techniques that convert future cash flows to a single discounted value. In order to estimate the fair value of our natural gas derivative contracts, a forward price curve and volatility estimates were compiled from sources that include NYMEX settlements and observed trading activity in the Over-the-Counter markets. Pricing estimates for the theoretical market value of hedge positions were developed using analytical models accepted and employed by a broad cross-section of industry participants. To extrapolate future cash flows, discount factors incorporating our counterparties’ and our credit standing were used to discount future cash flows. The estimated fair value of our natural gas derivative contracts also reflected its nonperformance risk, the risk that the obligation would not be fulfilled. Because nonperformance risk included our counterparties’ and our credit risk, we had considered the effect of credit risk on the fair value of our natural gas derivative contracts. The consideration for discounting our counterparties’ liabilities (our assets) was based on the difference between the S&P credit rating of a comparable company to our counterparties and the 1-Year Treasury bill rate, both at the reporting date. The consideration for discounting our liabilities was based on the difference between the market weighted average cost of debt capital plus a premium over the capital asset pricing model and the 1-Year Treasury bill rate.

We did not have any derivative assets or derivative liabilities as of June 30, 2014 and there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended June 30, 2014. Based on the use of observable market inputs, we had designated these types of instruments designated below as Level 2. The fair value of our Level 2 derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas hedge positions	Derivative asset (current)	$—	Derivative asset (current)	$—	Derivative liability (current)	$—	Derivative liability (current)	$834,151
Natural gas hedge positions	Derivative asset (non- current)	—	Derivative asset (non- current)	—	Derivative liability (non- current)	—	Derivative liability (non-current)	709,571
Total derivatives not designated as hedging instruments		$—		$—		$—		$1,543,722

The following losses on our hedging instruments have been classified as Discontinued operations on the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013.

		Amount of (Gain) or Loss Recognized in Income on Derivatives
	Location of (Gain)	Three Months Ended		Six Months Ended
	or Loss Recognized in	June 30,		June 30,
Derivatives	Income on Derivatives	2014	2013	2014	2013

Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar/swap settled positions	Discontinued operations	$3,331,035	$2,647,134	$4,296,912	$(452,618)
Natural gas collar/swap unsettled positions	Discontinued operations	(1,815,561)	(6,796,783)	(1,543,722)	1,838,088

Total (gain) loss		$1,515,474	$(4,149,649)	$2,753,190	$1,385,470

Note 11—Long-Term Debt

As described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we sold substantially all of our remaining assets. Immediately following the closing of the Asset Sale, we repaid all outstanding borrowings under the Credit Agreement of $69.1 million.

During 2012, the amounts borrowed under the Credit Agreement exceeded the borrowing base. Borrowings under the Credit Agreement at August 8, 2012 totaled $148.6 million. On August 8, 2012, in connection with the excess of borrowings over the borrowing base, we amended the Credit Agreement to provide for a tranche A loan in the amount of our borrowing base and a tranche B loan in the amount of the borrowing base deficiency.

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

For the three months ended June 30, 2014, we had no borrowings and made payments of $70.0 million under the Credit Agreement. For the three months ended June 30, 2013, we had no borrowings and made payments of $57.8 million under the Credit Agreement. For the period April 1, 2014 through May 12, 2014, interest on the borrowings averaged 5.48% per annum. For the three months ended June 30, 2013, interest on the borrowings averaged 3.83% per annum.

For the six months ended June 30, 2014, we had no borrowings and made payments of $71.6 million under the Credit Agreement. For the six months ended June 30, 2013, we had no borrowings and made payments of $62.3 million under the Credit Agreement. For the period January 1, 2014 through May 12, 2014, interest on the borrowings averaged 5.00% per annum. For the six months ended June 30, 2013, interest on the borrowings averaged 4.06% per annum.

The following is a summary of our long-term debt at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Borrowings under the Credit Agreement	$—	$71,550,000
Less current maturities included in current liabilities	—	(71,550,000)

Total long-term debt	$—	$—

We record our debt instruments based on contractual terms. We did not elect to apply the fair value option for recording financial assets and financial liabilities. We measure the fair value of our debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 or 2 within the fair value hierarchy. Fair value measurement for an asset or liability reflects its nonperformance risk, the risk that the obligation will not be fulfilled. Because nonperformance risk includes our credit risk, we have considered the effect of our credit risk on the fair value of the long-term debt. This consideration involved discounting our long-term debt based on the difference between the market weighted average cost of equity capital plus a premium over the capital asset pricing model and the stated interest rates of the debt instruments included in our long-term debt. The fair value of long-term debt as of December 31, 2013 was estimated to be approximately $70.1 million.

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $116.4 million and $135.5 million, respectively, at June 30, 2014 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $156.0 million and $162.3 million, respectively, at December 31, 2013 that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2022 and the last one expires in 2034.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012, of approximately $33.9 million at June 30, 2014 that is available to reduce future taxable capital gains and expires in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

At June 30, 2014, we have a valuation allowance of $60.8 million recorded against our net deferred tax asset which includes $47.9 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 and other assets in 2014.

The income tax expense for the three and six months ended June 30, 2014 was different than the amount computed using the statutory rate primarily due to a decrease of $22.4 million and $22.7 million, respectively, in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014

Amount computed using statutory rates	$20,294,613	34.00%	20,585,349	34.00%
State income taxes—net of federal benefit	2,029,515	3.40%	2,066,374	3.41%
Valuation Allowance	(22,363,601)	-37.47%	(22,707,501)	-37.51%
Stock-based compensation shortfall	636,443	1.07%	636,443	1.05%
Nondeductible items and other	118,999	0.19%	141,554	0.23%
Income tax provision	$715,969	1.19%	$722,219	1.18%
Income tax expense—discontinued operations	(709,719)		(709,719)
Income tax expense—continuing operations	$6,250		$12,500

Current year operating losses generated in the normal course of business are less than the estimated taxable gain from the Asset Sale.  However, no regular income tax is expected to result from the Asset Sale as we estimate sufficient net operating losses will be available from prior years to offset the estimated taxable gain, resulting in a reduction of our deferred tax asset and the related valuation allowance of $22.7 million. We are subject to the Alternative Minimum Tax and have estimated $0.7 million in Income taxes payable recorded in the Consolidated Balance Sheet (Unaudited) as of June 30, 2014.

Note 13—Common Stock

As of June 30, 2014, shares of our common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding were 40,525,452 and 40,515,020, respectively. As of December 31, 2013, shares of our Common Stock issued and outstanding were 40,662,749 and 40,652,317, respectively. Included in shares of our Common Stock issued as of June 30, 2014 and December 31, 2013 were 10,432 shares of treasury stock held by the Company. Included in our Common Stock both issued and outstanding at December 31, 2013 were 158,065 shares of restricted stock. During the six months ended June 30, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company, 2,724 shares of restricted stock expired unvested and were canceled, and 134,420 shares of restricted stock were cancelled in conjunction with the termination of the employment agreements with our executive officers.

Note 14—Series A Convertible Redeemable Preferred Stock

At June 30, 2014 and December 31, 2013, 6,381,359 and 6,000,571 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Preferred Stock”) were issued and outstanding, respectively. At June 30, 2014, an additional 1,020,473 shares of our Preferred Stock are reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted NASDAQ market price on the dividend date (categorized as level 1). The following table details the activity related to the Preferred Stock for the three months ended June 30, 2014:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance at January 1, 2014			6,000,571	$43,404,993
Accretion of discount on Preferred Stock				1,349,909
PIK Dividends Issued for Preferred Stock :	3/31/14	3/31/14	187,461	599,875
	6/30/14	6/30/14	193,327	552,915
Balance At June 30, 2014			6,381,359	$45,907,692

At June 30, 2014, the 6,381,359 shares of Preferred Stock were issued and outstanding were convertible into 49,087,376 shares of our Common Stock.

Note 15—Share-Based Awards

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) which authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards was terminated on May 12, 2014. In connection with the termination of the 2006 Plan, we recorded a $40,560 reduction in General and administrative expenses in the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 resulting from forfeiture reversals.

Note 16— Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

Environmental and Regulatory

As of June 30, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014, which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the fiscal year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K.

Overview

GeoMet, Inc. (“GeoMet,” the “Company,” “we,” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were primarily engaged in the exploration for and development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since1993. Our principal operations and producing properties were located in the central Appalachian Basin in Virginia and West Virginia.

The natural gas industry is capital intensive. Natural gas markets traditionally have been highly volatile. We historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves. Our capital expenditures had been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Recent Developments

Proxy

On August 7, 2014 we filed a preliminary proxy statement with the SEC with respect to our calling of a special meeting of our stockholders pursuant to which we will seek approval of (i) an amendment to our Amended and Restated Certificate of Incorporation to allow stockholders the right to take action by written consent and (ii) the adoption of the resolutions adopted by our board to ratify the Certificate of Amendment to our Certificate of Designations. A free copy of the preliminary proxy statement is available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. Copies of the preliminary proxy statement may also be obtained, without charge, by directing a request to GeoMet, Inc., Investor Relations, 909 Fannin St., Suite 1850, Houston, Texas 77010 or at our Investor Relations page on our corporate website at www.geometinc.com.

Our preliminary proxy statement is currently subject to review by the SEC. We intend to file with the SEC a definitive proxy statement to solicit stockholder approval of the matters described above. We have not yet determined when our definitive proxy statement will be distributed, or the record date to be used for purposes of determining stockholders entitled to vote at the special meeting. Our stockholders are urged to read the definitive proxy statement regarding the matters described above when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. A free copy of the definitive proxy statement may be obtained, when available, at the SEC’s website at www.sec.gov. Copies of the definitive proxy statement may also be obtained, when available, without charge, by directing a request to GeoMet, Inc., Investor Relations, 909 Fannin St., Suite 1850, Houston, Texas 77010 or at our Investor Relations page on our corporate website at www.geometinc.com. We, our directors and executive officers may be deemed to be participants in the solicitation of proxies from our stockholders in connection with the approval of the matters described above.

Asset Sale

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West

Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership (the “Buyer”). The purchase price of $107.0 million was adjusted downward $10.0 million to account for purchase price adjustments, resulting in net proceeds of $97.0 million. The final settlement statement is expected to be provided to the Buyer on August 15, 2014. The Buyer has 10 days after receipt of the final settlement statement, or through August 25, 2014, to review and make any objections.

Immediately following the closing of the Asset Sale, GeoMet, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the banks party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among GeoMet, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled approximately $69.1 million. As a result, we satisfied all of our obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements, change of control agreements and plans, and benefit plans including our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees. The remaining employees, including our named executive officers, remain employed on an at-will basis.

The remaining balance of the net proceeds from the Asset Sale totaled approximately $24 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes while we evaluate our next steps. We are currently contemplating a business combination/merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

Areas of Operation

Prior to the closing of the Asset Sale, our core areas of operations were in the Central Appalachian Basin of Virginia and West Virginia. We also previously had operations located in the Black Warrior and Cahaba Basins in Alabama. On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in Alabama and, on May 12, 2014, closed the Asset Sale.

Central Appalachia

Pond Creek and Lasher Fields—We were the operator of 298 producing vertical CBM wells in which we owned a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. Net daily sales of gas averaged 15.0 MMcf per day for the period April 1, 2014 through May 12, 2014. Net daily sales of gas averaged 15.2 MMcf per day for the period January 1, 2014 through May 12, 2014. Our natural gas production from the Pond Creek field was delivered into the Jewell Ridge pipeline system owned by East Tennessee Natural Gas, LLC (“ETNG”). We had two long-term transportation agreements with ETNG which went into effect in April 2007 with total maximum daily quantities of 15,000 MMBtu’s and 10,000 MMBtu’s and primary terms of 15 years and 10 years, respectively. Our gas from the Lasher field was delivered into the Columbia Gas Transmission pipeline with firm transportation for 500 MMBtu’s per day. We also owned and operated a 12 mile, 8 inch high-pressure steel pipeline and gas treatment and compression facilities through which the Pond Creek field natural gas production was gathered, dehydrated, and compressed for delivery into the Jewell Ridge Lateral of the East Tennessee pipeline system. In addition, we owned and operated a disposal well to dispose of produced water from both the Pond Creek and Lasher fields.

Pinnate Horizontal Wells—We were the operator of 44 producing pinnate horizontal CBM wells in which we owned a 71.6% average working interest in central and northern West Virginia. We also had a 33.7 % average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. Net daily sales of gas averaged 5.5 MMcf per day for the period April 1, 2014 through May 12, 2014. Net daily sales of gas averaged 5.8 MMcf per day for the period January 1, 2014 through May 12, 2014. We were party to two firm transportation agreements with total maximum daily capacity of 18,500 MMBtu per day and primary terms expiring through November 2024 which could have been automatically extended at GeoMet’s option at the maximum tariff rate. We were also party to a 10,000 MMBtu per day gathering contract that was in a month-to-month evergreen term. In some cases, our natural gas sales volumes were delivered to market under transportation agreements controlled by our working interest partners. Generally, our natural gas sales volumes were sold at a delivery point into the respective interstate pipeline system utilized.

After selling substantially all of our remaining assets, we continue to pursue opportunities to divest our remaining non-core assets and their related plugging and abandonment liabilities. These non-core assets consist of 15 pinnate wells in West Virginia and, if we are not successful in divesting these non-core assets, we plan to perform the plugging and abandonment activities within the time required by state regulations or earlier if possible.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2014.

Natural Gas Production Operations Summary

As a result of meeting all of the criteria established under GAAP, we have presented our natural gas operating results as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013. The table below presents information on gas revenues, sales volumes, production expenses and per Mcf data for the period April 1, 2014 through May 12, 2014, for the period January 1, 2014 through May 12, 2014, and for the three and six months ended June 30, 2013. This table should be read with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	For the period April 1, 2014 through May 12, 2014	Three Months Ended June 30, 2013	For the period January 1, 2014 through May 12, 2014	Six Months Ended June 30, 2013

Gas sales	$3,967	$12,053	$13,646	$22,932

Lease operating expenses	$1,373	$4,123	$3,924	$8,592
Compression and transportation expenses	1,040	1,868	2,713	3,707
Production taxes	239	647	818	1,198
Total production expenses	$2,652	$6,638	$7,455	$13,497

Net sales volumes (Consolidated) (MMcf)	863	2,908	2,779	6,016
Pond Creek field (Central Appalachian Basin) (MMcf)	611	1,411	1,946	2,822
Other Central Appalachian Basin fields (MMcf)	251	744	833	1,539
Gurnee field (Cahaba Basin) (MMcf)	—	328	—	723
Black Warrior Basin fields (MMcf)	—	425	—	932

Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$4.60	$4.14	$4.91	$3.81
Pond Creek field (Central Appalachian Basin)	$4.67	$4.14	$5.01	$3.87
Other Central Appalachian Basin fields	$4.43	$4.18	$4.68	$3.77
Gurnee field (Cahaba Basin)	$—	$4.16	$—	$3.77
Black Warrior Basin fields	$—	$4.09	$—	$3.73
Lease operating expenses (Consolidated)	$1.59	$1.42	$1.41	$1.43
Pond Creek field (Central Appalachian Basin)	$1.50	$1.11	$1.29	$1.15
Other Central Appalachian Basin fields	$1.81	$1.68	$1.69	$1.69
Gurnee field (Cahaba Basin)	$—	$2.93	$—	$2.84
Black Warrior Basin fields	$—	$0.80	$—	$0.74
Compression and transportation expenses (Consolidated)	$1.21	$0.64	$0.98	$0.61
Pond Creek field (Central Appalachian Basin)	$0.78	$0.67	$0.66	$0.62
Other Central Appalachian Basin fields	$2.25	$1.02	$1.71	$1.02
Gurnee field (Cahaba Basin)	$—	$0.26	$—	$0.29
Black Warrior Basin fields	$—	$0.18	$—	$0.18
Production taxes (Consolidated)	$0.28	$0.22	$0.29	$0.20
Pond Creek field (Central Appalachian Basin)	$0.27	$0.22	$0.29	$0.21
Other Central Appalachian Basin fields	$0.29	$0.22	$0.31	$0.18
Gurnee field (Cahaba Basin)	$—	$0.21	$—	$0.18
Black Warrior Basin fields	$—	$0.23	$—	$0.23
Total production expenses (Consolidated)	$3.07	$2.28	$2.68	$2.24
Pond Creek field (Central Appalachian Basin)	$2.55	$2.00	$2.24	$1.98
Other Central Appalachian Basin fields	$4.35	$2.92	$3.71	$2.89
Gurnee field (Cahaba Basin)	$—	$3.40	$—	$3.31
Black Warrior Basin fields	$—	$1.21	$—	$1.13

Results of Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Depreciation, depletion and amortization	$—	$35	-100%
General and administrative	$918	$1,409	-35%
Lease termination costs	$428	$—	NM %
Discontinued operations, net of tax of $710 and $0 for the three months ended June 30, 2014 and 2013, respectively	$60,327	$43,843	38%
Income tax expense	$6	$6	—%

NM-Not Meaningful

Depreciation, depletion and amortization. All assets not classified as Assets related to discontinued operations were fully depreciated as of March 31, 2014. As such, there was no Depreciation, depletion and amortization for the three months ended June 30, 2014.

General and administrative. General and administrative expense decreased by $0.5 million, or 35%, to $0.9 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the June 2013 sale of our Alabama assets and the May 2014 sale of substantially all of our remaining assets.

Lease termination costs. Lease termination costs in the current year period resulted from the termination of our Houston office leases.

Discontinued operations, net of tax. Included in Discontinued operations, net of tax was a $61.2 million gain resulting from the Asset Sale. Included in Discontinued operations, net of tax in the prior year quarter was a $37.1 million gain resulting from the June 2013 sale of our Alabama assets.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $22.4 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the three months ended June 30, 2014 is as follows:

Amount computed using statutory rates	$20,294,613	34.00%
State income taxes—net of federal benefit	2,029,515	3.40%
Valuation Allowance	(22,363,601)	-37.47%
Stock-based compensation shortfall	636,443	1.07%
Nondeductible items and other	118,999	0.19%
Income tax provision	$715,969	1.19%
Income tax expense—discontinued operations	(709,719)
Income tax expense—continuing operations	$6,250

Six months ended June 30, 2014 compared with six months ended June 30, 2013

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Depreciation, depletion and amortization	$114	$69	65%
General and administrative	$1,947	$2,407	-19%
Lease termination costs	$428	$—	NM %
Discontinued operations, net of tax of $710 and $0 for the six months ended June 30, 2014 and 2013, respectively	$62,344	$39,226	59%
Income tax expense	$13	$13	—%

NM-Not Meaningful

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $0.04 million, or 65%, to $0.11 million compared to the prior year period. This increase was primarily due to the $0.09 million in accelerated depreciation of all remaining furniture, fixtures and equipment at March 31, 2014.

General and administrative. General and administrative expense decreased by $0.5 million, or 19%, to $1.9 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the June 2013 sale of our Alabama assets and the May 2014 sale of substantially all of our remaining assets.

Lease termination costs. Lease termination costs in the current year period resulted from the termination of our Houston office leases.

Discontinued operations, net of tax. Included in Discontinued operations, net of tax was a $61.2 million gain resulting from the Asset Sale. Included in Discontinued operations, net of tax in the prior year period was a $39.2 million gain resulting from the June 2013 sale of our Alabama assets.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $22.7 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the six months ended June 30, 2014 is as follows:

Amount computed using statutory rates	$20,585,349	34.00%
State income taxes—net of federal benefit	2,066,374	3.41%
Valuation Allowance	(22,707,501)	-37.51%
Stock-based compensation shortfall	636,443	1.05%
Nondeductible items and other	141,554	0.23%
Income tax provision	$722,219	1.18%
Income tax expense—discontinued operations	(709,719)
Income tax expense—continuing operations	$12,500

Liquidity and Capital Resources

Cash flows used in operating activities for the six months ended June 30, 2014 were $7.0 million, as compared to $6.3 million provided by operating activities in the prior year period. The decrease was primarily due to reduced cash flows resulting from the June 2013 sale of our Alabama assets and the May 2014 sale of substantially all of our remaining assets. Proceeds from the sale of assets of $95.4 million were sufficient to repay all outstanding borrowing under the Credit Agreement of $69.1 million, as well as the $7.0 million used in operating activities for the six months ended June 30, 2014. We believe we have adequate cash on hand to fund corporate activities for the next twelve months.

Closing of the Asset Sale

On May 12, 2014, we closed the Asset Sale. The purchase price of $107.0 million was adjusted downward $10.0 million to account for purchase price adjustments, resulting in net proceeds of $97.0 million. The final settlement statement is expected to be provided to the Buyer on August 15, 2014. The Buyer has 10 days after receipt of the final settlement statement, or through August 25, 2014, to review and make any objections.

Immediately following the closing of the Asset Sale, GeoMet, the Administrative Agent, and the banks party thereto terminated the Credit Agreement. Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled approximately $69.1 million. As a result, we satisfied all of our obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements, change of control agreements and plans, and benefit plans including its long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees. The remaining employees, including our named executive officers, remain employed on an at-will basis.

The remaining balance of the net proceeds from the Asset Sale totaled approximately $24 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes while we evaluate our next steps. We are currently contemplating a business combination/merger or a dissolution and distribution of our remaining assets in accordance with applicable law.

The terms of our outstanding Series A Convertible Redeemable Preferred Stock, par value $.001 per share (the “Preferred Stock”) provide that in the event of a liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our common stock, par value $0.001 (the “Common Stock”) would be entitled to receive any distributions from the Company. The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus paid-in-kind shares plus accrued and unpaid dividends, and currently totals approximately $64 million. Therefore, if the Company was dissolved as of June 30, 2014, the estimated remaining cash of approximately $24 million would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled of $64 million. Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of a dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a business combination/merger.  If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a business combination/merger, then the holders of the Preferred Stock might instead exercise their rights to convert their shares into shares of Common Stock, and then participate with the holders of Common Stock in the proceeds of such transaction on an as-converted basis. As the estimated remaining cash as of June 30, 2014 is approximately $24 million, this would mean that the holders of our Preferred Stock would receive less in a business combination/merger than the holders of our Preferred Stock would receive in a dissolution as a result of their liquidation preference. In order for the Company to engage in a business combination/merger, the Company would have to receive the approval of the holders of at least fifty percent (50%) of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of the holders of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.

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

Capital Expenditures

The following table is a summary of our capital expenditures on an accrual basis by category:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Capital expenditures:
Leasehold acquisition	$19,546	$14,626	$99,876	$110,892
Development	(415)	399,785	(17,825)	377,797
Asset retirement obligations	(5,790)	—	(5,790)	—
Other items (primarily capitalized overhead)	—	3,969	—	10,006
Total capital expenditures	$13,341	$418,380	$76,261	$498,695

Natural Gas Price Risk and Related Hedging Activities

Prior to the Asset Sale, in an effort to reduce the effects of the volatility of the price of natural gas on our operations, management had historically hedged natural gas prices primarily using derivative instruments in the form of three-way collars, traditional collars and swaps. While the use of these hedging arrangements limited the downside risk of adverse price movements, it also limited future gains from favorable movements. We entered into hedging transactions, generally for forward periods up to two years or more, which increased the probability of achieving our targeted level of cash flows. Our price risk management policy strictly prohibited the use of derivatives for speculative positions.

Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum ceiling (a sold ceiling) and a minimum floor (a bought floor) future price. We have accounted for these transactions using the mark-to-market accounting method. Generally, we incurred accounting losses on derivatives during periods where prices were rising and gains during periods where prices were falling which caused significant fluctuations in our Consolidated Balance Sheets (Unaudited) and Consolidated Statements of Operations (Unaudited).

Simultaneously with the closing of the Asset Sale on May 12, 2014, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million. At June 30, 2014, we had no remaining natural gas collar positions.

Contractual Commitments

We had numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. As a result of the completion of the Asset Sale on May 12, 2014, all material commitments disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments” of our 2013 Annual Report on Form 10-K that we filed with the SEC on June 30, 2014 have been settled or conveyed to the Buyer.

Recent Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when an entity meets the criteria to be classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 should be applied when any of these occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted; however, the Company elected not to early adopt the ASU. The ASU requires entities to separately present assets and liabilities of a discontinued operation for all periods presented in the balance sheet. The impact of adopting the ASU would be the reclassification of all of the assets included in the Asset Sale as Assets held for sale and all related liabilities as Liabilities held for sale, both in our Consolidated Balance Sheet (Unaudited) as of December 31, 2013.

Environmental Regulations

Prior to the closing of the Asset Sale, our exploration and production operations were subject to significant federal, state, and local environmental laws and regulations governing environmental protection as well as the discharge of substances into the environment. These laws and regulations may restrict the types, quantities, and concentrations of various substances that can be released into the environment as a result of natural gas drilling, production, and processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas or that impact protected species; require permits or other governmental authorization before commencing certain activities and require the installation of pollution control measures as a condition of such permits or authorizations; require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells; and restrict injection of liquids into subsurface strata that may contaminate groundwater. Governmental authorities have the power to enforce compliance with their laws, regulations and permits, and violations are subject to injunctive relief, as well as administrative, civil and even criminal penalties. The effects of these laws and regulations, as well as other laws or regulations that are adopted in the future could have a material adverse impact on our operations.

We believe that we were in substantial compliance with existing applicable environmental laws and regulations. However, it is possible that new environmental laws or regulations or the modification of existing laws or regulations could have a material adverse effect on our operations. As a general matter, the recent trend in environmental legislation and regulation is toward stricter standards, and this trend will likely continue. To date, we have not been required to expend extraordinary resources in order to satisfy existing applicable environmental laws and regulations. However, costs to comply with existing and any new environmental laws and regulations could become material. Moreover, a serious incident of pollution may result in the suspension or cessation of operations in the affected area or in substantial liabilities to third parties. Although we maintain insurance coverage against costs of clean-up operations, no assurance can be given that we are fully insured against all such potential risks. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Prior to the closing of the Asset Sale, our major commodity price risk exposure was to the prices received for our natural gas production. Realized commodity prices received for our production were the spot prices applicable to natural gas. Prices received for natural gas were volatile and unpredictable and beyond our control. For the three months ended June 30, 2014, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $0.40 million, which would have been offset by approximately $0.16 million by increased realized gas hedging gains. For the six months ended June 30, 2014, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $1.36 million, which would have been offset by approximately $0.69 million by increased realized gas hedging gains.

Interest Rate Risk. On May 12, 2014, we repaid all outstanding borrowing under the Credit Agreement. Prior to the repayment, we had long-term debt subject to the risk of loss associated with movements in interest rates. For the period April 1, 2014 through May 12, 2014, interest on the borrowings averaged 5.48% per annum. All of the debt outstanding under the Credit Agreement accrued interest at floating or market rates. Fluctuations in market interest rates would have caused our interest costs to fluctuate. Based upon the weighted average balance outstanding under the Credit Agreement, a 1% increase in market interest rates would have increased interest expense and negatively impacted our cash flows for the three and six months ended June 30, 2014 by approximately $0.06 million and $0.17 million, respectively.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Environmental and Regulatory

As of June 30, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

GeoMet, Inc.

Date: August 14, 2014	By	/S/ TONY OVIEDO
Tony Oviedo, Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibits

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