Form 10-Q
period 2014-09-30
GeoMet, Inc.
filed 2014-11-12
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32960

GeoMet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0662382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1221 McKinney Street, Suite 3840

Houston, Texas 77010

(713) 659-3855

(Address of principal executive offices and telephone number, including area code)

Former address:

909 Fannin, Suite 1850

Houston, Texas 77010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes ☐  No

As of November 1, 2014, 40,513,373 shares and 6,580,726 shares, respectively, of the registrant’s common stock and preferred stock, par value $0.001 per share, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$24,118,090	$8,108,272
Accounts receivable, net of allowance of $0 and $14,744 at September 30, 2014 and December 31, 2013, respectively	—	2,900,807
Other current assets	305,155	692,740
Total current assets	24,423,245	11,701,819
Natural gas properties— utilizing the full cost method of accounting:
Proved natural gas properties	—	333,109,974
Other property and equipment	—	3,158,701
Total property and equipment	—	336,268,675
Less accumulated depreciation, depletion, amortization and impairment of gas properties	—	(293,939,624)
Property and equipment—net	—	42,329,051
Other noncurrent assets	10,832	769,384
TOTAL ASSETS	$24,434,077	$54,800,254
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$403,525	$3,541,770
Royalties payable	—	3,656,272
Accrued liabilities	13,187	1,073,653
Payable to purchaser of assets	346,606	—
Income tax payable	126,444	—
Derivative liability—natural gas contracts	—	834,151
Asset retirement obligations	173,524	265,470
Current portion of long-term debt	—	71,550,000
Total current liabilities	1,063,286	80,921,316
Asset retirement obligations	—	8,915,407
Derivative liability—natural gas contracts	—	709,571
Other long-term accrued liabilities	—	113,434
TOTAL LIABILITIES	1,063,286	90,659,728
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $63,813,590; $.001 par value; 7,401,832 shares authorized, 6,580,726 and 6,000,571 shares were issued and outstanding at September 30, 2014 and December 31, 2013, respectively	47,330,539	43,404,993
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,523,805 issued and 40,513,373 outstanding at September 30, 2014 and 40,662,749 issued and 40,652,317 outstanding at December 31, 2013	40,524	40,663
Treasury stock, at cost—10,432 shares at September 30, 2014 and December 31, 2013	(94,424)	(94,424)
Paid-in capital	183,621,322	187,527,716
Retained deficit	(207,527,170)	(266,738,422)
Total stockholders’ deficit	(23,959,748)	(79,264,467)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$24,434,077	$54,800,254

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expenses:
Depreciation, depletion and amortization	$—	$32,212	$113,817	$101,223
General and administrative	1,212,887	1,049,372	3,160,010	3,456,126
Lease termination costs	—	—	427,722	—
Restructuring costs	—	6,000	—	93,584
Total operating expenses	1,212,887	1,087,584	3,701,549	3,650,933

Operating loss	(1,212,887)	(1,087,584)	(3,701,549)	(3,650,933)

Other income (expense)	2,457	(9,565)	(17,746)	(44,910)

Loss before income taxes from continuing operations	(1,210,430)	(1,097,149)	(3,719,295)	(3,695,843)

Income tax expense	6,250	6,250	18,750	18,750

Loss from continuing operations	(1,216,680)	(1,103,399)	(3,738,045)	(3,714,593)

Discontinued operations, net of tax (benefit) expense of $(33,275) and $676,444 for the three and nine months ended September 30, 2014, respectively, and $0 for the three and nine months ended September 30, 2013	605,008	1,935,067	62,949,297	41,160,996

Net (loss) income	$(611,672)	$831,668	$59,211,252	$37,446,403
Accretion of Series A Convertible Redeemable Preferred Stock	(772,910)	(598,611)	(2,122,819)	(1,624,984)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(649,937)	(1,277,889)	(1,802,727)	(3,721,062)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(505)	(634)	(1,563)	(1,835)
Net (loss) income available to common stockholders	$(2,035,024)	$(1,045,466)	$55,284,143	$32,098,522

Net (loss) income per common share—basic:
Net loss per common share from continuing operations	$(0.07)	$(0.07)	$(0.19)	$(0.22)
Net income per common share from discontinued operations	0.02	0.04	1.55	1.01
Net (loss) income per common share—basic	$(0.05)	$(0.03)	$1.36	$0.79

Net (loss) income per common share— diluted:
Net loss per common share from continuing operations	$(0.07)	$(0.07)	$(0.19)	$(0.22)
Net income per common share from discontinued operations	0.02	0.04	1.55	1.01
Net (loss) income per common share— diluted	$(0.05)	$(0.03)	$1.36	$0.79

Weighted average number of common shares:
Basic	40,513,373	40,485,875	40,513,093	40,473,460
Diluted	40,513,373	40,485,875	40,513,093	40,473,460

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(611,672)	$831,668	$59,211,252	$37,446,403
Gain on foreign currency translation adjustment	—	45,198	—	36,080
Unrealized gain (loss) on available for sale securities	—	35,116	—	(5,293)

Other comprehensive (loss) income	$(611,672)	$911,982	$59,211,252	$37,477,190

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows (used in) provided by operating activities:
Loss from continuing operations	$(3,738,045)	$(3,714,593)
Adjustments to reconcile loss from continuing operations to net cash flows used in continuing operating activities:
Depreciation, depletion and amortization	113,817	101,223
Stock-based compensation	20,575	188,209
Changes in operating assets and liabilities:
Other current assets	106,173	(30,950)
Accounts payable	(296,676)	(95,032)
Other accrued liabilities	(168,057)	(18,921)
Net cash used in continuing operating activities	(3,962,213)	(3,570,064)

Income from discontinued operations	62,949,297	41,160,996
Adjustments to reconcile Income from discontinued operations to net cash flows (used in) provided by discontinued operating activities:
Depreciation, depletion and amortization	715,892	3,645,707
Amortization of debt issuance costs	218,357	685,422
Unrealized losses from the change in market value of open derivative contracts	(1,543,722)	1,574,208
Gain on the sale of gas properties	(62,395,740)	(36,948,313)
Loss on sale of other assets	22,706	53,366
Accretion expense	298,130	822,601
Changes in operating assets and liabilities:
Accounts receivable	3,191,408	4,019,863
Other current assets	617,790	(388,622)
Accounts payable	(6,333,495)	(2,629,220)
Income taxes payable	126,444	—
Other accrued liabilities	(1,638,773)	(821,604)
Net cash (used in) provided by discontinued operating activities	(3,771,706)	11,174,404

Net cash (used in) provided by operating activities	(7,733,919)	7,604,340

Cash flows provided by investing activities:
Continuing operations:
Proceeds from the sale of other assets	140,000	—
Net cash provided by investing activities- continuing operations	140,000	—
Discontinued operations:
Capital expenditures	(108,597)	(580,323)
Proceeds from the sale of gas properties	95,238,385	60,732,775
Proceeds from sale of other assets	25,511	19,276
Net cash provided by investing activities- discontinued operations	95,155,299	60,171,728

Net cash provided by investing activities	95,295,299	60,171,728

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(1,562)	(1,835)
Treasury stock	—	(27)
Net cash used in financing activities- continuing operations	(1,562)	(1,862)
Discontinued operations:
Repayment of borrowings under Credit Agreement	(71,550,000)	(65,300,000)
Deferred financing costs	—	(3,801)
Net cash used in financing activities- discontinued operations	(71,550,000)	(65,303,801)

Net cash used in financing activities	(71,551,562)	(65,305,663)

Increase in cash and cash equivalents	16,009,818	2,470,405
Cash and cash equivalents at beginning of period	8,108,272	7,234,225
Cash and cash equivalents at end of period	$24,118,090	$9,704,630

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$1,448,385	$4,169,622
Income taxes	$18,750	$18,750

Significant noncash investing and financing activities:
Accrued capital expenditures	$—	$30,380

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Our Business

GeoMet, Inc. (“GeoMet,” the “Company,” “we,” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000.

Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the central Appalachian Basin in Virginia and West Virginia.

From May 13, 2014 through August 15, 2014, we provided transition services to ARP Mountaineer Productions, LLC, purchaser of certain of our assets, while simultaneously working toward the completion of the final purchase price adjustment described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement. On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, because we no longer had operations and our assets consisted of cash and nominal other assets.

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

In August 2014, the FASB issued ASU, No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company (the “Buyer”) and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership. The purchase price of $107.0 million was adjusted downward $10.0 million to account for purchase price adjustments, resulting in net proceeds of $97.0 million. We provided the final settlement statement to the Buyer on August 15, 2014. The proposed final purchase price adjustment provided to the Buyer was $346,606, which has been recorded as a current liability in the Consolidated Balance Sheet (Unaudited) as of September 30, 2014 and is expected to be settled in the fourth quarter of 2014.

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

Note 4—Results of Discontinued Operations

As a result of the Asset Sale, all operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Gas sales	$—	$7,391,747	$13,645,825	$30,324,181
Other	—	21,325	27,505	104,394
Total revenues	—	7,413,072	13,673,330	30,428,575
Expenses:
Lease operating expense	—	2,022,962	3,924,356	10,615,069
Compression and transportation expense	—	1,778,752	2,713,296	5,485,553
Production taxes	—	419,332	817,531	1,617,249
Lease termination costs	—	—	300,000	—
Depreciation, depletion and amortization	—	837,575	715,892	3,645,707
(Gains) losses on natural gas derivatives	—	(625,328)	2,753,190	760,142
Total operating expenses	—	4,433,293	11,224,265	22,123,720

Gain (loss) on the sale of assets (1)	571,733	(187,298)	62,395,740	36,948,313

Operating income	571,733	2,792,481	64,844,805	45,253,168

Interest income	—	433	4,284	1,280
Interest expense	—	(857,847)	(1,223,348)	(4,093,452)
Income tax benefit (expense)	33,275	—	(676,444)	—
Income from discontinued operations	$605,008	$1,935,067	$62,949,297	$41,160,996

(1)                  The $571,733 gain on the sale of assets for the three months ended September 30, 2014 primarily resulted from the reduction of the asset retirement obligation through the assignment of certain wells to a third party.

Note 5— Gain on the Sale of Assets

The total gain on sale of assets for the three and nine months ended September 30, 2014 as presented above include the following:

	Sale to ARP Mountaineer Productions, LLC	Other Sales	Total Gain
Cash proceeds	$95,485,256	$(246,871)	$95,238,385
Proposed final purchase price adjustment payable	(346,606)	—	(346,606)
Buyer’s assumption of asset retirement obligations	8,027,899	1,193,085	9,220,984
Buyer’s assumption of other liabilities	5,899,391	—	5,899,391
Net book value of sold gas properties	(41,332,191)	—	(41,332,191)
Net book value of sold equipment	(198,875)	—	(198,875)
Transaction costs	(6,085,348)	—	(6,085,348)
Total gain on sale	$61,449,526	$946,214	$62,395,740

Current year operating losses generated in the normal course of business are less than the estimated taxable gain from the Asset Sale.  However, no regular income tax is expected to result from the Asset Sale as we estimate sufficient net operating losses will be available from prior years to offset the estimated taxable gain, resulting in a reduction of our deferred tax asset and the related valuation allowance of $22.8 million. We are subject to a federal alternative minimum tax and have estimated that amount to be $676,444 for 2014. In September 2014, we made an estimated payment of $550,000 and $126,444 remains as a payable recorded in the Consolidated Balance Sheet (Unaudited) as of September 30, 2014.

Note 6— Pro Forma Financial Information

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the asset sales completed in June 2013 and May 2014 were both consummated on January 1, 2013 and include adjustments which give effect to events that are (i) directly attributable to the asset sales, (ii) expected to have a continuing impact on the registrant, and (iii) factually supportable. As such, included in Net income (loss), Net income (loss) available to common stockholders and Net income (loss) per common share (basic and diluted) for the nine months ended September 30, 2013 are the gains on the asset sales completed in June 2013 and May 2014 of $36,948,313 and $62,395,740, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(1,216,680)	$(1,103,399)	$(3,738,045)	$(3,714,593)
Net (loss) income	$(1,249,955)	$(1,103,399)	$(3,771,320)	$95,629,460
Net (loss) income available to common stockholders	$(2,673,307)	$(2,980,533)	$(7,698,429)	$90,281,579
Net (loss) income per common share—basic	$(0.07)	$(0.07)	$(0.19)	$2.23
Net (loss) income per common share—diluted	$(0.07)	$(0.07)	$(0.19)	$1.17

Note 7—Net (Loss) Income Per Common Share

Net income per common share—basic is calculated by dividing Net income available to common stockholders by the weighted average number of shares of Common Stock, par value $0.001 per share (the “Common Stock”) outstanding during the period. Net income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income available to common stockholders by the sum of the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities. Net income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of Common Stock would have an anti-dilutive effect. A reconciliation of Net (loss) income per common share for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(611,672)	$831,668	$59,211,252	$37,446,403
Accretion of Series A Convertible Redeemable Preferred Stock	(772,910)	(598,611)	(2,122,819)	(1,624,984)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(649,937)	(1,277,889)	(1,802,727)	(3,721,062)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(505)	(634)	(1,563)	(1,835)
Net (loss) income available to common stockholders —basic and diluted	$(2,035,024)	$(1,045,466)	$55,284,143	$32,098,522

Net (loss) income per common share—basic and diluted:
Net loss per common share from continuing operations	$(0.07)	$(0.07)	$(0.19)	$(0.22)
Net income per common share from discontinued operations	0.02	0.04	1.55	1.01
Net (loss) income per common share—basic and diluted	$(0.05)	$(0.03)	$1.36	$0.79

Weighted average number of common shares:
Basic and diluted	40,513,373	40,485,875	40,513,093	40,473,460

Net loss per common share—diluted for the three months ended September 30, 2014 excluded the effect of 6,383,526 weighted average shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Preferred Stock “) (49,104,045 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported Loss from continuing operations which caused the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the three months ended September 30, 2014 for accretion of and dividends paid for Preferred Stock of $772,910 and $649,897, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the nine months ended September 30, 2014 excluded the effect of 6,193,507 weighted average shares of Preferred Stock (47,642,363 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance), because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the nine months ended September 30, 2014 for accretion of and dividends paid for Preferred Stock of $2,122,819 and $1,802,687, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net loss per common share—diluted for the three months ended September 30, 2013 excluded the effect of outstanding options exercisable to purchase 1,591,920 shares, 116,553 weighted average restricted stock units for which common shares are distributed upon achievement of certain performance targets, 176,935 weighted average restricted shares outstanding, and 5,644,456 weighted average shares of Preferred Stock (43,418,898 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the three months ended September 30, 2013 for accretion of and dividends paid for Preferred Stock of $598,611 and $1,277,889, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the nine months ended September 30, 2013 excluded the effect of outstanding options exercisable to purchase 1,591,920 shares, 116,553 weighted average restricted stock units for which common shares are distributed upon achievement of certain performance targets, 204,833 weighted average restricted shares outstanding, and 5,475,217 weighted average shares of Preferred Stock (42,117,057 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the nine months ended September 30, 2013 for accretion of and dividends paid for Preferred Stock of $1,624,984 and $3,721,062, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

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

No ceiling test was performed at September 30, 2014, as there was no longer any value in the full cost pool. For the twelve months ended September 30, 2013, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $3.62 per Mcf, resulting in a natural gas price of $3.68 per Mcf when adjusted for regional price differentials. Based on the ceiling test performed utilizing the aforementioned prices, no write-down of the carrying value of our U.S. full cost pool was required at September 30, 2013.

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

The following table details the changes to our ARO for the nine months ended September 30, 2014:

Current portion of asset retirement obligation at January 1, 2014	$265,470
Add: Long-term portion of asset retirement obligation at January 1, 2014	8,915,407

Asset retirement obligation at January 1, 2014	9,180,877
Conveyed to purchasers of assets	(9,220,983)
Settlements	(78,711)
Estimate revisions	(5,789)
Accretion	298,130

Asset retirement obligation at September 30, 2014 (1)	173,524
Less: Current portion of asset retirement obligation	(173,524)

Long-term portion of asset retirement obligation at September 30, 2014	$—

(1)                  Consists of the estimated plugging and abandonment costs of our two remaining pinnate wells.

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

Commodity Price Risk and Related Hedging Activities

At September 30, 2014, we had no natural gas derivative contracts.

At December 31, 2013, we had the following natural gas derivative contracts:

Contract Type	Period	Volume (MMBtu)	Fixed Price or Sold Ceiling/ Bought Floor	Derivative liability— current	Derivative liability— non-current	Total Fair Value of Contract
Swap	January 2014 through March 2014	360,000	$ 3.82	$(164,121)	$—	$(164,121)
Collar	January 2014 through December 2015	3,650,000	$ 4.30/$3.60	(280,392)	(296,436)	(576,828)
Collar	January 2014 through December 2015	3,650,000	$ 4.20/$3.50	(389,638)	(413,135)	(802,773)
		7,660,000		$(834,151)	$(709,571)	$(1,543,722)

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

We did not have any derivative assets or derivative liabilities as of September 30, 2014 and there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2014. Based on the use of observable market inputs, we had designated these types of instruments designated below as Level 2. The fair value of our Level 2 derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas hedge positions	Derivative asset (current)	$—	Derivative asset (current)	$—	Derivative liability (current)	$—	Derivative liability (current)	$834,151
Natural gas hedge positions	Derivative asset (non- current)	—	Derivative asset (non- current)	—	Derivative liability (non- current)	—	Derivative liability (non-current)	709,571
Total derivatives not designated as hedging instruments		$—		$—		$—		$1,543,722

The following losses on our hedging instruments have been classified as Discontinued operations on the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013.

		Amount of (Gain) or Loss Recognized in Income on Derivatives
	Location of (Gain)	Three Months Ended		Nine Months Ended
	or Loss Recognized in	September 30,		September 30,
Derivatives	Income on Derivatives	2014	2013	2014	2013

Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar/swap settled positions	Discontinued operations	$—	$(361,448)	$4,296,912	$(814,066)
Natural gas collar/swap unsettled positions	Discontinued operations	—	(263,880)	(1,543,722)	1,574,208

Total (gain) loss		$—	$(625,328)	$2,753,190	$760,142

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

For the three months ended September 30, 2014, we had no borrowings outstanding under the Credit Agreement. For the three months ended September 30, 2013, we had no borrowings and made payments of $3.0 million under the Credit Agreement. For the three months ended September 30, 2013, interest on the borrowings averaged 3.83% per annum.

For the nine months ended September 30, 2014, we had no borrowings and made payments of $71.6 million under the Credit Agreement. For the nine months ended September 30, 2013, we had no borrowings and made payments of $65.3 million under the Credit Agreement. For the period January 1, 2014 through May 12, 2014, interest on the borrowings averaged 5.00% per annum. For the nine months ended September 30, 2013, interest on the borrowings averaged 4.03% per annum.

The following is a summary of our long-term debt at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Borrowings under the Credit Agreement	$—	$71,550,000
Less current maturities included in current liabilities	—	(71,550,000)

Total long-term debt	$—	$—

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $118.2 million and $132.5 million, respectively, at September 30, 2014 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $156.0 million and $162.3 million, respectively, at December 31, 2013 that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2024 and the last one expires in 2033.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012, of approximately $33.9 million at September 30, 2014 that is available to reduce future taxable capital gains and expires in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

At September 30, 2014, we have a valuation allowance of $60.7 million recorded against our net deferred tax asset which includes $47.8 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 and other assets in 2014.

A reconciliation of the effective tax rates to the statutory rate are as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014

Amount computed using statutory rates	$(217,158)	34.00%	$20,368,191	34.00%
State income taxes—net of federal benefit (1)	173,690	-27.19%	2,240,064	3.74%
Valuation Allowance (2)	(48,046)	7.52%	(22,755,547)	-37.99%
Stock-based compensation shortfall	—	—%	636,443	1.06%
Nondeductible items and other	64,489	-10.10%	206,043	0.35%
Income tax (benefit) expense	$(27,025)	-0.98%	$695,194	1.16%
Income tax benefit (expense)—discontinued operations	33,275		(676,444)
Income tax expense—continuing operations	$6,250		$18,750

(1)                  The income tax expense for the three months ended September 30, 2014 was different than the amount computed using the statutory rate primarily due to adjustments made to the current period expense related to the filing of our state income tax returns for the year ended December 31, 2013.

(2)                  The income tax expense for the nine months ended September 30, 2014 was different than the amount computed using the statutory rate primarily due to a decrease of $22.8 million in the valuation allowance on our deferred tax asset.

Current year operating losses generated in the normal course of business are less than the estimated taxable gain from the Asset Sale.  However, no regular income tax is expected to result from the Asset Sale as we estimate sufficient net operating losses will be available from prior years to offset the estimated taxable gain, resulting in a reduction of our deferred tax asset and the related valuation allowance of $22.8 million. We are subject to a federal alternative minimum tax and have estimated that amount to be $676,444 for 2014. In September 2014, we made an estimated payment of $550,000 and $126,444 remains as a payable recorded in the Consolidated Balance Sheet (Unaudited) as of September 30, 2014.

Note 13—Common Stock

As of September 30, 2014, shares of the Common Stock issued and outstanding were 40,523,805 and 40,513,373, respectively. As of December 31, 2013, shares of our Common Stock issued and outstanding were 40,662,749 and 40,652,317, respectively. Included in shares of our Common Stock issued as of September 30, 2014 and December 31, 2013 were 10,432 shares of treasury stock held by the Company. Included in our Common Stock both issued and outstanding at December 31, 2013 were 158,065 shares of restricted stock. During the nine months ended September 30, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company, 2,724 shares of restricted stock expired unvested and were canceled, and 136,067 shares of restricted stock were cancelled in conjunction with the termination of the employment agreements with certain of our executive officers.

Note 14—Series A Convertible Redeemable Preferred Stock

At September 30, 2014 and December 31, 2013, 6,580,726 and 6,000,571 shares of Preferred Stock were issued and outstanding, respectively. At September 30, 2014, an additional 821,106 shares of the Preferred Stock were reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted NASDAQ market price on the dividend date (categorized as level 1). The following table details the activity related to the Preferred Stock for the three months ended September 30, 2014:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance at January 1, 2014			6,000,571	$43,404,993
Accretion of discount on Preferred Stock				2,122,819
PIK Dividends Issued for Preferred Stock :	3/31/14	3/31/14	187,461	599,875
	6/30/14	6/30/14	193,327	552,915
	9/30/14	9/30/14	199,367	649,937
Balance at September 30, 2014			6,580,726	$47,330,539

At September 30, 2014, the 6,580,726 shares of Preferred Stock were issued and outstanding were convertible into 50,620,969 shares of our Common Stock.

Note 15—Share-Based Awards

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. On May 12, 2014, all remaining awards under the 2006 Plan were forfeited and a $40,560 reduction in General and administrative expenses was recorded in the Consolidated Statements of Operations (Unaudited) resulting from forfeiture reversals.

Note 16— Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

Environmental and Regulatory

As of September 30, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the central Appalachian Basin in Virginia and West Virginia.

From May 13, 2014 through August 15, 2014, we provided transition services to ARP Mountaineer Productions, LLC, purchaser of certain of our assets, while simultaneously working toward the completion of the final purchase price adjustment described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement. On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, because we no longer had operations and our assets consisted of cash and nominal other assets.

The natural gas industry is capital intensive. Natural gas markets traditionally have been highly volatile. We historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves. Our capital expenditures had been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Business Plan

Subsequent to the sale of substantially all of our assets, completion of the related final purchase price adjustment and performance of the related transition services agreement, we focused our efforts towards (i) preserving cash by reducing overhead costs, (ii) maintaining compliance as a reporting company subject to the periodic and current reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (iii) winding down operatorship obligations and all remaining residual liabilities, and (iv) actively pursuing business combination/merger opportunities.  As of September 30, 2014, we reduced personnel to three paid employees, eliminated all employee benefits, terminated our office lease with respect to our office located at 909 Fannin Street, Suite 1850, Houston, Texas 77010 and moved to a smaller office space.  In addition, we are currently in negotiations with a third party to assign our working interest in and any future plugging and abandonment liability for our two remaining wells to such third party.  In our effort to pursue a business combination/merger, we are seeking a business combination or merger that will ultimately result in increasing shareholder value in the future, and have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective candidates.  We believe that our position as a public “shell company” with cash reserves provides an incentive to private companies seeking a public company platform without being required to engage in an initial public offering. As of September 30, 2014, we have not identified any prospective candidates to engage with in a business combination/merger transaction and if we do not enter into a business combination/merger in the near future, we will proceed with a dissolution and distribution of our remaining assets in accordance with applicable law.

Recent Developments

Delisting of Preferred Stock

On September 23, 2014, the Company received a notification letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) advising the Company that the Staff believes that the Company is a “public shell” and that the continued listing of the Preferred Stock is no longer warranted.  The Staff believes that the Company no longer has an operating business and, as a result, purchasers of the Preferred Stock do not know definitely what the operating business of the Company will be in the future.  Therefore, in accordance with Nasdaq Listing Rule 5101, the Staff applied more stringent criteria for the continued listing of the Preferred Stock. After consideration of various factors that it considered relevant and significant, the Company determined that it would not take any action to appeal the Staff’s decision. Accordingly, the trading of the Preferred Stock was suspended at the opening of business on October 2, 2014 and the Preferred Stock was removed from listing and registration on NASDAQ. On October 27, 2014, NASDAQ notified the SEC of the delisting of the Preferred Stock on Form 25. The Preferred Stock is currently trading on the OTC Pink.

Asset Sale

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Productions, LLC, a Delaware limited liability company (the “Buyer”) and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership. The purchase price of $107.0 million was adjusted downward $10.0 million to account for purchase price adjustments, resulting in net proceeds of $97.0 million. We provided the final settlement statement to the Buyer on August 15, 2014. The proposed final purchase price adjustment provided to the Buyer was $346,606, which has been recorded as a current liability in the Consolidated Balance Sheet (Unaudited) as of September 30, 2014 and is expected to be settled in the fourth quarter of 2014.

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

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements existing at that time, change of control agreements and plans, and employee benefits, including those provided under our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees.

On August 31, 2014, all remaining employees were terminated with the exception of one paid named executive officers and two other employees, each of who remain employed on an at-will basis.

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

After selling substantially all of our remaining assets, we continue to pursue opportunities to divest our remaining non-core assets and their related plugging and abandonment liabilities. These non-core assets consist of 2 pinnate wells in West Virginia and, if we are not successful in divesting these non-core assets, we plan to perform the plugging and abandonment activities within the time required by state regulations or earlier if possible.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2014.

Natural Gas Production Operations Summary

As a result of meeting all of the criteria established under GAAP, we have presented our natural gas operating results as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013 The table below presents information on gas sales, net sales volumes, production expenses and per Mcf data for the three and nine months ended September 30, 2014 and 2013. This table should be read in conjunction with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013	2014 (2)	2013

Gas sales	$—	$7,392	$13,646	$30,324
Lease operating expenses	$—	$2,023	$3,924	$10,615
Compression and transportation expenses	—	1,779	2,713	5,486
Production taxes	—	419	818	1,617
Total production expenses	$—	$4,221	$7,455	$17,718

Net sales volumes (Consolidated) (MMcf)	—	2,072	2,779	8,088
Pond Creek field (Central Appalachian Basin) (MMcf)	—	1,386	1,946	4,209
Other Central Appalachian Basin fields (MMcf)	—	686	833	2,224
Gurnee field (Cahaba Basin) (MMcf)	—	—	—	723
Black Warrior Basin fields (MMcf)	—	—	—	932

Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$—	$3.57	$4.91	$3.75
Pond Creek field (Central Appalachian Basin)	$—	$3.60	$5.01	$3.78
Other Central Appalachian Basin fields	$—	$3.50	$4.68	$3.69
Gurnee field (Cahaba Basin)	$—	$—	$—	$3.77
Black Warrior Basin fields	$—	$—	$—	$3.73
Lease operating expenses (Consolidated)	$—	$0.98	$1.41	$1.31
Pond Creek field (Central Appalachian Basin)	$—	$1.07	$1.29	$1.12
Other Central Appalachian Basin fields	$—	$0.78	$1.69	$1.41
Gurnee field (Cahaba Basin)	$—	$—	$—	$2.84
Black Warrior Basin fields	$—	$—	$—	$0.74
Compression and transportation expenses (Consolidated)	$—	$0.86	$0.98	$0.68
Pond Creek field (Central Appalachian Basin)	$—	$0.75	$0.66	$0.66
Other Central Appalachian Basin fields	$—	$1.07	$1.71	$1.03
Gurnee field (Cahaba Basin)	$—	$—	$—	$0.29
Black Warrior Basin fields	$—	$—	$—	$0.18
Production taxes (Consolidated)	$—	$0.20	$0.29	$0.20
Pond Creek field (Central Appalachian Basin)	$—	$0.20	$0.29	$0.21
Other Central Appalachian Basin fields	$—	$0.21	$0.31	$0.19
Gurnee field (Cahaba Basin)	$—	$—	$—	$0.18
Black Warrior Basin fields	$—	$—	$—	$0.23
Total production expenses (Consolidated)	$—	$2.04	$2.68	$2.19
Pond Creek field (Central Appalachian Basin)	$—	$2.02	$2.24	$1.99
Other Central Appalachian Basin fields	$—	$2.06	$3.71	$2.63
Gurnee field (Cahaba Basin)	$—	$—	$—	$3.31
Black Warrior Basin fields	$—	$—	$—	$1.13

(1) Due to the Asset Sale completed on May 12, 2014, there are no results for the three months ended September 30, 2014.

(2) Presents information on gas revenues, sales volumes, production expenses and per Mcf data for the period from January 1, 2014 through the completion of the Asset Sale on May 12, 2014.

Results of Operations

Three months ended September 30, 2014 compared with three months ended September 30, 2013

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
General and administrative	$1,213	$1,049	16%
Discontinued operations, net of tax benefit of $33 and $0 for the three months ended September 30, 2014 and 2013, respectively	$605	$1,935	-69%
Income tax expense	$6	$6	—%

General and administrative. General and administrative expense increased by $0.2 million, or 16%, to $1.2 million compared to the prior year period. This increase primarily resulted from additional professional fees resulting from activities around corporate governance and the pursuit of a potential business combination/merger, offset by the reduction in employee expenses (primarily salaries and wages) resulting from the June 2013 sale of our Alabama assets and the May 2014 sale of substantially all of our remaining assets.

Discontinued operations, net of tax. Discontinued operations, net of tax decreased by $1.3 million, or 69%, to $0.6 million compared to the prior year quarter. This decrease primarily resulted from no operations in the current year quarter resulting from the May 2014 sale of substantially all of our remaining assets. Included in Discontinued operations, net of tax in the current year quarter was a $0.6 million gain primarily resulting from the sale of certain properties which had asset retirement obligations associated with them that were conveyed to the buyer. Included in Discontinued operations, net of tax in the prior year quarter was a $0.2 million loss resulting from the June 2013 sale of our Alabama assets.

Income tax expense. The income tax expense in the current year quarter was different than the amount computed using the statutory rate primarily due to adjustments made to the current quarter expense related to the filing of our state income tax returns for the year ended December 31, 2013. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	$(217,158)	34.00%
State income taxes—net of federal benefit	173,690	-27.19%
Valuation Allowance	(48,046)	7.52%
Stock-based compensation shortfall	—	—%
Nondeductible items and other	64,489	-10.10%
Income tax (benefit) expense	$(27,025)	-0.98%
Income tax benefit (expense)—discontinued operations	33,275
Income tax expense—continuing operations	$6,250

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
General and administrative	$3,160	$3,456	-9%
Lease termination costs	$428	$—	NM %
Discontinued operations, net of tax of $676 and $0 for the nine months ended September 30, 2014 and 2013, respectively	$62,949	$41,161	53%
Income tax expense	$19	$19	—%

NM-Not Meaningful

General and administrative. General and administrative expense decreased by $0.3 million, or 9%, to $3.2 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the June 2013 sale of our Alabama assets and the May 2014 sale of substantially all of our remaining assets, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential business combination/merger.

Lease termination costs. Lease termination costs in the current year period resulted from the termination of our Houston office leases.

Discontinued operations, net of tax. Included in Discontinued operations, net of tax in the current year period was a $62.4 million gain resulting from the Asset Sale. Included in Discontinued operations, net of tax in the prior year period was a $36.9 million gain resulting from the June 2013 sale of our Alabama assets.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $22.8 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the nine months ended September 30, 2014 is as follows:

Amount computed using statutory rates	$20,368,191	34.00%
State income taxes—net of federal benefit	2,240,064	3.74%
Valuation Allowance	(22,755,547)	-37.99%
Stock-based compensation shortfall	636,443	1.06%
Nondeductible items and other	206,043	0.35%
Income tax (benefit) expense	$695,194	1.16%
Income tax benefit (expense)—discontinued operations	(676,444)
Income tax expense—continuing operations	$18,750

Liquidity and Capital Resources

At September 30, 2014, our remaining balance of cash totaled approximately $24 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes while we evaluate our next steps. Cash flows used in operating activities for the nine months ended September 30, 2014 were $(7.7) million, as compared to $7.6 million provided by operating activities in the prior year period. The $15.3 million decrease was primarily due to reduced cash flows resulting from the June 2013 sale of our Alabama assets and the May 2014 sale of substantially all of our remaining assets. Proceeds from the sale of assets of $95.2 million were sufficient to repay all outstanding borrowing under the Credit Agreement of $69.1 million, as well as the $7.7 million used in operating activities for the nine months ended September 30, 2014. We believe we have adequate cash on hand to fund corporate activities for the next twelve months.

Closing of the Asset Sale

On May 12, 2014, we closed the Asset Sale. The purchase price of $107.0 million was adjusted downward $10.0 million to account for purchase price adjustments, resulting in net proceeds of $97.0 million. We provided the final settlement statement to the Buyer on August 15, 2014. The proposed final purchase price adjustment provided to the Buyer was $346,606, which has been recorded as a current liability in the Consolidated Balance Sheet (Unaudited) as of September 30, 2014 and is expected to be settled in the fourth quarter of 2014.

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

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale first resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements existing at that time, change of control agreements and plans, and employee benefits, including those provided under our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees.

On August 31, 2014, all remaining employees were terminated with the exception of two named executive officers and two regular employees, each of who remain employed on an at-will basis.

The terms of our outstanding Preferred Stock provide that in the event of a liquidation or dissolution of the Company, the holders of the Preferred Stock would be entitled to a liquidation preference before the holders of the Common Stock, par value $0.001 (the “Common Stock”), would be entitled to receive any distributions from the Company. The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus paid-in-kind shares plus accrued and unpaid dividends, and currently totals approximately $66 million. Therefore, if the Company was dissolved as of September 30, 2014, the estimated remaining cash of approximately $24 million would be less than the liquidation preference to which the holders of the Preferred Stock are currently entitled of $66 million. Absent a concession from the holders of the Preferred Stock, the holders of our Common Stock would not receive any distributions upon a dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of the Preferred Stock to a liquidation preference in the event the Company was to engage in a business combination/merger.  If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a business combination/merger, then the holders of the Preferred Stock might instead exercise their rights to convert their shares into shares of Common Stock, and then participate with the holders of Common Stock in the proceeds of such transaction on an as-converted basis. As the estimated remaining cash as of September 30, 2014 is approximately $24 million, this would mean that the holders of the Preferred Stock would receive less in a business combination/merger than the holders of the Preferred Stock would receive in a dissolution as a result of their liquidation preference. In order for the Company to engage in a business combination/merger, the Company would have to receive the approval of the holders of at least fifty percent (50%) of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of the holders of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.

The Company has been advised by the holders of more than fifty percent (50%) of the Preferred Stock that they will not vote in favor of a business combination/merger unless the terms of the transaction provide that the holders of the Preferred Stock will be entitled to receive at least the same value or distributions as such holders would have been entitled to receive in a dissolution pursuant to the liquidation preference to which the holders of the Preferred Stock are entitled. As a result, absent a concession from the holders of the Preferred Stock, it is likely that the holders of our Common Stock would not receive any distributions if the Asset Sale is followed by a business combination/merger.

Capital Expenditures

The following table is a summary of our capital expenditures on an accrual basis by category:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Capital expenditures:
Leasehold acquisition	$—	$(8,127)	$99,876	$102,766
Development	—	(223,139)	(17,825)	154,658
Asset retirement obligations	—	103,287	(5,790)	51,779
Other items (primarily capitalized overhead)	—	—	—	10,006
Total capital expenditures	$—	$(127,979)	$76,261	$319,209

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

Simultaneously with the closing of the Asset Sale on May 12, 2014, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million. At September 30, 2014, we had no remaining natural gas collar positions.

Contractual Commitments

We had numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. As a result of the completion of the Asset Sale on May 12, 2014, all material commitments disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments” of our 2013 Annual Report on Form 10-K that we filed with the SEC on September 30, 2014 have been settled or conveyed to the Buyer.

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

In August 2014, the FASB issued ASU, No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

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

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Prior to the closing of the Asset Sale, our major commodity price risk exposure was to the prices received for our natural gas production. Realized commodity prices received for our production were the spot prices applicable to natural gas. Prices received for natural gas were volatile and unpredictable and beyond our control. For the three months ended September 30, 2014, we had no natural gas sales. For the nine months ended September 30, 2014, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $1.36 million, which would have been offset by approximately $0.69 million by increased realized gas hedging gains.

Interest Rate Risk. On May 12, 2014, we repaid all outstanding borrowing under the Credit Agreement. Prior to the repayment, we had long-term debt subject to the risk of loss associated with movements in interest rates. All of the debt outstanding under the Credit Agreement accrued interest at floating or market rates. Fluctuations in market interest rates would have caused our interest costs to fluctuate. Based upon the weighted average balance outstanding under the Credit Agreement, a 1% increase in market interest rates would have increased interest expense and negatively impacted our cash flows for the nine months ended September 30, 2014 by approximately $0.17 million.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Environmental and Regulatory

As of September 30, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

GeoMet, Inc.

Date: November 10, 2014	By	/S/ TONY OVIEDO
Tony Oviedo, Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibits

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

3.4	Amended and Restated Bylaws of GeoMet, Inc. (Adopted as of September 14, 2010) (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 20, 2010).

3.5	Retention Bonus And Severance Agreement by and between Tony Oviedo and GeoMet, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 27, 2014).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Interactive Data Files.

*                   Filed herewith.