Form 10-K
period 2014-12-31
GeoMet, Inc.
filed 2015-02-17
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-32960

GeoMet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0662382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 3840, Houston, Texas 77010	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(713) 659-3855

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates (based upon the closing sales price of $0.019 on the OTC Pink Market on June 30, 2014) on the last business day of registrant’s most recently completed second fiscal quarter was approximately $0.5 million.

As of February 1, 2015, 40,513,373 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders or an amendment to this Form 10 K, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III of this report for the year ended December 31, 2014.

GeoMet, Inc.

Form 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Included in this annual report are certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including planned capital expenditures, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•                  general international and domestic economic conditions that may be less favorable than expected;

•                  changes in our business strategy;

•                  our financial position, including our cash flow and liquidity;

•                  our ability to consummate a corporate transaction/merger;

•                  volatility in the international and domestic capital and credit markets, including fluctuations in interest rates and availability of capital;

•                  our ability to retain key members of our senior management and key technical employees;

•                  the outcomes of legal proceedings in which we may become involved;

•                  the possibility that we may be subject to future regulatory or legislative actions (including changes to existing tax rules and regulations);

•                  the effects of government regulation and other legal requirements;

•                  other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors may negatively impact our businesses, or operations; and

other factors which could affect the events discussed in our forward-looking statements are described under “Item 1A. Risk Factors” in this annual report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this annual report. All forward-looking statements speak only as of the date of this annual report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

PART I

Items 1 and 2. Business and Properties

Overview

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “us” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000.

On May 12, 2014, we closed the sale of substantially all of our remaining assets as described in Recent Developments, Asset Sale. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia and West Virginia.

From May 13, 2014 through August 15, 2014, we provided transition services to ARP Mountaineer Production, LLC, a Delaware limited liability company (the “Buyer”), purchaser of certain of our assets, while simultaneously working toward the completion of the final purchase price adjustment described in Note 4 to our audited consolidated financial statements. On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), because we no longer had operations and our assets consisted of cash and nominal other assets.

As of December 31, 2014, our primary asset as a public “shell company” is cash in the amount of $22.9 million. On a go forward basis, we believe we are incurring the minimum overhead expenses necessary to sustain a public registrant.

The natural gas industry is capital intensive. Natural gas markets traditionally have been highly volatile. We historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves. Our capital expenditures had been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Business Plan

Subsequent to the sale of substantially all of our assets, completion of the related final purchase price adjustment and performance of the related transition services agreement, we focused our efforts towards (i) preserving cash by reducing overhead costs, (ii) maintaining compliance as a reporting company subject to the periodic and current reporting requirements of Section 13(a) of the Exchange Act, (iii) winding down operatorship obligations and all remaining residual liabilities and (iv) actively pursuing corporate transaction/merger opportunities.  As of December 31, 2014, we have four employees, three of which are paid, and have eliminated all employee benefits, terminated our office lease with respect to our office located at 909 Fannin Street, Suite 1850, Houston, Texas, 77010 and moved to a smaller office space located at 1221 McKinney Street, Suite 3840, Houston, Texas, 77010.

In our effort to pursue a corporate transaction/merger, we are seeking a business combination or merger that will ultimately result in increasing stockholder value in the future, and have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective candidates.  We believe that our position as a public “shell company” with cash reserves provides an incentive to companies seeking a public company platform and/or cash reserves without being required to engage in an initial public offering or other capital raising activities. To reduce potential delays and uncertainties in consummating any such transaction and to provide greater flexibility and better position the Company to pursue such transactions and take advantage market conditions and other favorable opportunities, we are considering submitting to our stockholders for approval at the 2015 annual meeting of stockholders proposals to (1) increase our number of authorized common shares under our charter and (2) allow us to amend our charter, including any preferred stock certificate, without a vote of the common stockholders so long as the holders of the affected series of preferred stock are entitled to a vote and the amendment relates solely to the terms of such preferred stock.  If approved, such proposals could reduce or eliminate the need for a vote of our stockholders (our common stockholders, in particular) and/or the holding of a meeting of our stockholders to approve a corporate transaction/merger.  However, until such time as we are able to consummate such a corporate transaction/merger, claims, liabilities and expenses such as salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we continue to pursue our business plan. These expenses could be material and much higher than currently anticipated and, in any event, will reduce the amount of assets available for ultimate distribution to our stockholders.  As a result, if we do not enter into a corporate transaction/merger in the near future, we expect to proceed with a dissolution and distribution of our remaining assets in accordance with applicable law.  Subject to receipt of the requisite approvals, we believe that we could begin to proceed with a dissolution of the Company as early as the third quarter of 2015, if we have not consummated or entered into a definitive agreement with respect to a corporate transaction/merger at or prior to such time, and, subject to receipt of the requisite approvals, we may begin such process earlier if we believe that we cannot enter into a corporate transaction/merger on terms acceptable to us, or at all, although there are no assurances that we will do so at any time.  To facilitate this process, we are considering submitting to our stockholders for approval a proposal at our 2015 annual meeting of stockholders for the dissolution of the Company and a related plan of dissolution pursuant to which the Company will be dissolved if we cannot consummate a corporate transaction/merger.

Recent Developments

Delisting of Preferred Stock

On September 23, 2014, the Company received a notification letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) advising the Company that the Staff believed that the Company was a “public shell” and that the continued listing of the Company’s Preferred Stock, par value $0.001 per share (“Preferred Stock”), was no longer warranted.

The Staff believed that the Company no longer has an operating business and, as a result, purchasers of the Preferred Stock did not know definitely what the operating business of the Company would be in the future.  Therefore, in accordance with Nasdaq Listing Rule 5101, the Staff applied more stringent criteria for the continued listing of the Preferred Stock. After consideration of various factors that it considered relevant and significant, the Company determined that it would not take any action to appeal the Staff’s decision. Accordingly, the trading of the Preferred Stock was suspended at the opening of business on October 2, 2014 and the Preferred Stock was removed from listing and registration on NASDAQ. On October 27, 2014, NASDAQ notified the Securities and Exchange Commission (the “SEC”) of the delisting of the Preferred Stock on Form 25. The Preferred Stock is currently trading on the OTC Pink under the symbol “GMETP.”

Downgrade of Common Stock

On January 5, 2015, the Company received a notification from the OTC Markets advising the Company that its Common Stock, par value $0.001 per share (the “Common Stock”), was downgraded from OTCQB to the OTC Pink marketplace because its Common Stock did not have a closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days. The Common Stock is currently trading on the OTC Pink under the symbol “GMET.”

Asset Sale

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to the Buyer, a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership (“Atlas”). The purchase price of $107.0 million was adjusted downward $9.7 million to account for purchase price adjustments, resulting in net proceeds of $97.3 million.

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

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements existing at that time, change of control agreements and plans, and employee benefits, including those provided under our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees.

On August 31, 2014, all remaining employees were terminated with the exception of one paid named executive officer and two other employees, each of who remain employed on an at-will basis.

Areas of Operation

Prior to the closing of the Asset Sale, our core areas of operations were in the Central Appalachian Basin of Virginia and West Virginia. We also previously had operations located in the Black Warrior and Cahaba Basins in Alabama. On June 14, 2013, the Company closed the sale of all of its CBM properties located in Alabama and, on May 12, 2014, closed the Asset Sale.

Pond Creek and Lasher Fields—We were the operator of 298 producing vertical CBM wells in which we owned a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. Net daily sales of gas averaged 15.2 MMcf per day for the period January 1, 2014 through May 12, 2014.

Pinnate Horizontal Wells—We were the operator of 44 producing pinnate horizontal CBM wells in which we owned a 71.6% average working interest in central and northern West Virginia. We also had a 33.7% average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. Net daily sales of gas averaged 5.8 MMcf per day for the period January 1, 2014 through May 12, 2014.

Insurance

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. Currently, we have general liability insurance coverage up to $2 million per occurrence. Our insurance policies contain maximum policy limits and in most cases, deductibles, generally less than $25,000 per occurrence. Our insurance policies are subject to certain customary exclusions and limitations. In addition, we maintain $10 million in excess liability coverage, which increases coverage limits if the general liability, auto or employers liability policy limit is reached. Our property and casualty lines of coverage expire annually in September.

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

Employees

As of December 31, 2014, we had a total of three employees, all of which were full-time. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are generally satisfactory.

Corporate Office

We lease our corporate headquarters which are located at 1221 McKinney Street, Suite 3840, Houston, Texas 77010.

Access to Company Reports

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any documents filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

We also make available on our website at http:// www.geometinc.com all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors

If any of the following risks develop into actual events, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected.

Our net operating loss carryforwards may be limited or they may expire before utilization.

As of December 31, 2014, we had United States federal tax net operating loss carryforwards (“NOLs”) of approximately $119.4 million, which expire at various dates from fiscal year 2022 through fiscal year 2033. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our United States federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. If a corporation undergoes an “ownership change” and fails to continue its business enterprise during the two year period, beginning on the change date, the annual limitation is zero.  An “ownership change” would occur if stockholders, deemed under Section 382 of the Code to own 5% or more of our capital stock by value, increase their collective ownership of the aggregate amount of our capital stock to more than 50 percentage points over a defined period of time. In the event of certain changes in our stockholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the NOLs and credit carryforwards may be limited at some point in the future by the annual limitations (including a limitation of zero) described in Sections 382 and 383 of the Code.

We have no operations and minimal assets, which raises substantial doubt about our ability to return any additional value to our stockholders.

We no longer have operations and as a result of the Asset Sale, we have very limited assets.  These factors raise substantial doubt about our ability to return any additional value to our stockholders.  While we will continue to look for opportunities to exploit the expertise of our management staff as time and financial resources allow (primarily through a corporate transaction/merger opportunity), there is no guarantee that we will we be able to successful in our efforts.  If we are not successful, our management and the board of directors may determine it to be in the best interest of the Company and its stockholders to dissolve the Company and terminate its existence.  We believe that we could begin to proceed with a dissolution of the Company as early as the third quarter of 2015, if we have not consummated or entered into a definitive agreement with respect to a corporate transaction/merger at or prior to such time, and we may begin such process earlier if we believe that we cannot enter into a corporate transaction/merger on terms acceptable to us, or at all, although there are no assurances that we will do so at any time.  To facilitate this process, we are considering submitting to our stockholders for approval a proposal at our 2015 annual meeting of stockholders for the dissolution of the Company and a related plan of dissolution pursuant to which the Company will be dissolved if we cannot consummate a corporate transaction/merger.

The terms of our outstanding Preferred Stock provide that the holders of the Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any of the consideration in a distribution of remaining assets in the event of dissolution. Currently, the liquidation preference to which the holders of our Preferred Stock are entitled totals approximately $68 million in the aggregate, which is more than the excess net proceeds received from the Asset Sale and our other assets.  In addition, it would be unlikely that holders of the Preferred Stock would vote in favor of any corporate merger/transaction unless all or a significant portion of the value resulting from such a transaction (at least an amount equal to the Preferred Stock liquidation preference) is ascribed to the Preferred Stock.  Therefore, absent a concession from the holders of our Preferred Stock, the holders of our Common Stock will not receive any consideration in a liquidation or dissolution or possibly in a corporate transaction/merger in lieu thereof (which may also result in substantial dilution of our existing stockholders).

The Asset Purchase Agreement and our prior CBM operations may expose us to contingent liabilities.

Although we sold substantially all of our assets, the purchasers of those assets, including the Buyer under the Asset Purchase Agreement, did not assume all of our pre-closing liabilities with respect to those assets or past operations as of December 31, 2014.  Additionally, although general representations and related indemnifications had a 90 day term from the date of closing and therefore are “non-surviving representations,” fundamental representations under the Asset Purchase Agreement have a 1 year survival period from date of closing and therefore will expire in May 2015.  As a result, we may be required to incur costs and expenses related to such assets or operations that were not otherwise assumed by the buyers of the assets or under our remaining indemnity obligations to the Buyer under the Asset Purchase Agreement.

We may be exposed to litigation from the holders of our Common Stock.

Because the holders of our Common Stock did not receive any consideration from the Asset Sale and may not receive any consideration in another subsequent transaction or as a result of our liquidation or dissolution (and/or be significantly diluted in a future transaction), it is possible that they may sue the Company or its board of directors.

We may be unable to retain our existing management team and/or key personnel and our failure to continue to retain qualified new personnel could adversely affect our business.

If we were to lose the benefit of the experience, efforts and abilities of any of the remaining members of our management team, our business could be adversely affected. We do not maintain key person life insurance on any of our personnel. Competition for these types of personnel is intense, and we may not be successful in retaining the required personnel.

Government laws, regulations and other legal requirements relating to protection of the environment, health and safety matters and others that governed our business before the Asset Sale could have a material adverse effect on us.

Before the Asset Sale, we were subject to laws, regulations and other legal requirements enacted or adopted by federal, state, local and foreign authorities, relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the injection of material into subsurface formations, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining or drilling properties after mining or drilling is completed, control of surface subsidence from underground mining, and work practices related to employee health and safety. Complying with these requirements, including the terms of our permits, had a significant effect on our respective costs of operations and competitive position. In addition, we could still potentially incur substantial costs, including clean-up costs, fines and civil or criminal sanctions, and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental and health and safety laws before the Asset Sale. Additionally, if we failed to comply with statutes and regulations prior to the Asset Sale, we still potentially may be subject to substantial penalties regarding various aspects of our prior gas drilling and production activities.

We do not insure against all potential risks. We may incur substantial losses and be subject to substantial liability claims as a result of our natural gas operations before the Asset Sale.

We maintained insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not have obtained insurance if we believed the cost of available insurance was excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may have become unavailable or available only for reduced amounts of coverage. Although we maintained insurance at levels we believe are appropriate and consistent with industry practice, we were not and are not fully insured against all risks, including drilling and completion risks before the Asset Sale that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events before the Asset Sale and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Capital Stock

Absent concessions from the holders of our Preferred Stock, the holders of our Common Stock will not receive any of cash in the event of liquidation.

Based on the advice of management regarding potential business opportunities available to the Company, or the lack thereof, or the advice of the Company’s tax, accounting, legal or other experts, our board of directors may, at any time, determine it to be in the best interest of the Company and its stockholders to dissolve the Company and terminate its existence, which could occur as early as this year. In addition, while we continue to incur expenses, we do not currently generate any revenue nor do we expect to do so until such time as we can make an acquisition or exploit an opportunity that would allow us to generate revenue.  There is no guarantee we will be able to do so.  Similarly, there is no guarantee that if we were to identify an opportunity we would have sufficient funds then available to us to enable us to make an acquisition or exploit such an opportunity.  Given our current situation, economic conditions could materially adversely affect our ability to obtain credit or access the capital markets to fund an acquisition or exploit a new business opportunity, which would make it very difficult to pursue a new opportunity, in which case we may dissolve and terminate our existence.  Our remaining cash is approximately $23 million.  Since the holders of our Preferred Stock are entitled to an approximately $68 million liquidation preference, absent a concession from the holders of our Preferred Stock, no cash will be received by the holders of our Common Stock in a liquidation.

There is no guarantee that the holders of our Preferred Stock will receive any cash in the form of dividends, and we could spend or invest our cash and other assets in ways in which our stockholders may not agree.

The terms of our outstanding Preferred Stock provide that the holders of the Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any of the consideration in a distribution of remaining assets in the event of dissolution. Currently, the liquidation preference to which the holders of our Preferred Stock are entitled totals approximately $68 million in the aggregate, which is more than the excess net proceeds received from the Asset Sale and our other assets.  Therefore, in a liquidation or dissolution or in a corporate transaction/merger in lieu thereof (which may also result in substantial dilution of our existing stockholders) holders of our Preferred Stock may only receive (or be valued at or receive consideration equivalent to) a portion of the liquidation preference to which they are entitled.  Further, there is no guaranty that the Company will dissolve or the amount of assets available for distribution.  Accordingly, there is no guarantee that the holders of our Preferred Stock will receive any cash in the form of dividends or otherwise, and we could spend or invest our cash or other assets in ways which our stockholders may not agree.

If the existence of the Company is terminated, our Common Stock and Preferred Stock will cease to exist or trade on any market.

With the completion of the Asset Sale, management and the board of directors may at any time cease pursuing other opportunities (primarily through a corporate transaction/merger opportunity) and determine that it is in the best interest of the Company and its stockholders to dissolve the Company and terminate its existence.  In the event the Company’s existence is terminated, our Common Stock and Preferred Stock will cease to exist and there will be no market for our Common Stock or Preferred Stock.  Since the holders of our Preferred Stock are entitled to an approximately $68 million liquidation preference, absent a concession from the holders of our Preferred Stock such action would result in a complete loss in the value of the Common Stock.

On an as-converted basis, our Preferred Stock currently represents approximately 56% of the outstanding shares and therefore would have the ability to control any vote requiring the approval of our stockholders, voting together as a single class, and may take actions that conflict with the interests of the other stockholders.

The interests of the holders of Preferred Stock could conflict with your interests as a holder of Common Stock. For example, the holders of Preferred Stock may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you, as minority holders of the Company, including a vote to approve a dissolution of the Company.

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

The terms of our Preferred Stock currently provide that we pay in-kind (“PIK”) dividends at 12.5% or in cash at a rate of 8% until September 14, 2015, at which time the cash dividend rate will increase to 9.6%. At such date, we will no longer have the option to pay these dividends in-kind.  The Company does not anticipate paying any cash dividends during the period it has the option to pay PIK dividends. The Preferred Stock is redeemable at the election of the preferred holders beginning eight years after the effective date of the Preferred Stock issuance.  The cumulative impact of paying PIK dividends negatively impacts our ability to obtain equity because of the significant dilutive effects on our Common Stock.   In addition, the 9.6% cash dividend may impede our ability to raise debt financing.

Our Common Stock and Preferred Stock has experienced, and may continue to experience, price volatility and a low trading volume.

The trading price of our Common Stock and Preferred Stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

•                  global economic conditions;

•                  changes in financial estimates and recommendations by securities analysts;

•                  acquisitions and financings;

•                  operating and stock price performance of other companies that investors may deem comparable to us; and

•                  issuances, purchases or sales of blocks of our Common Stock and Preferred Stock.

This volatility may adversely affect the price of our Common Stock and Preferred Stock regardless of our performance.

An existing stockholder beneficially owns a significant percentage of our Common Stock, which has and may continue to limit your ability to influence the outcome of stockholder votes.

Sherwood beneficially owns approximately 33% of our Common Stock outstanding as of December 31, 2014 (after giving effect to the conversion of the Preferred Stock held by Sherwood). Additional shares of our Preferred Stock may be issued to Sherwood and our other holders of our Preferred Stock as PIK dividends. In addition, one of the current members of our board of directors is appointed by Sherwood, and our current Chief Executive Officer is also the Chairman and Chief Executive Officer of Sherwood. As a result, Sherwood has, and can be expected to have, a significant voice in our affairs, in the outcome of stockholder voting concerning the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions.

You may experience dilution of your ownership interests due to the future issuance of additional equity securities.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 125,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock with such designations, preferences and rights as determined by our board of directors. As of December 31, 2014, 40,513,373 shares of Common Stock were outstanding, and 52,202,569 shares of Common Stock are issuable upon conversion of outstanding Preferred Stock. An additional 615,498 shares of our Preferred Stock, convertible into 4,734,600 shares of Common Stock, are reserved for issuance and some or all of that amount may be issued to our holders of our Preferred Stock as PIK dividends. The potential issuance of such additional securities may create downward pressure on the trading price of our Common Stock and Preferred Stock. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock, in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. Any such issuance would further dilute the interests of our existing stockholders.

Future sales of our Common Stock by our existing stockholders may continue to depress our stock price.

As of December 31, 2014, 40,513,373 shares of our Common Stock were outstanding. As of December 31, 2014, our outstanding Preferred Stock is convertible into an aggregate of 52,202,569 shares of our Common Stock, which represents approximately 56% of our issued and outstanding Common Stock as of December 31, 2014, as converted. Sales of a substantial number of shares of our Common Stock or Preferred Stock in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock or Preferred Stock to continue to decline.

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

Stockholders Who Hold Unregistered Shares of Our Common Stock Are Subject to Resale Restrictions Pursuant To Rule 144, Due To Our Status As A “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a shell company pursuant to Rule 144, and as such, sales of our securities issued at any time after we became a shell company pursuant to Rule 144 are not able to be made until: (1) we have ceased to be a shell company; (2) we have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and (3) a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the SEC reflecting the Company’s status as a non-shell company.  Because none of such non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company, any non-registered securities we sell in the future or issue to management or service providers in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to pay management or other service providers with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our status as a shell company could prevent us from raising additional funds, engaging service providers, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On January 5, 2015, the Company received a notification from the OTC Markets advising the Company that its Common Stock was downgraded from OTCQB to the OTC Pink marketplace because its Common Stock did not have a closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days. The Common Stock is currently trading on the OTC Pink under the symbol “GMET.” The table below shows the high and low closing prices of our Common Stock for the periods indicated.

	High	Low
Fiscal Year 2013:
Quarter ended March 31, 2013	$0.18	$0.14
Quarter ended June 30, 2013	$0.24	$0.13
Quarter ended September 30, 2013	$0.17	$0.12
Quarter ended December 31, 2013	$0.14	$0.05
Fiscal Year 2014:
Quarter ended March 31, 2014	$0.14	$0.01
Quarter ended June 30, 2014	$0.06	$0.01
Quarter ended September 30, 2014	$0.02	$0.01
Quarter ended December 31, 2014	$0.03	$0.01

Approximately 2,500 stockholders of record as of February 1, 2015 held our Common Stock. In many instances, a registered stockholder is a broker or other entity holding shares in “street name” for one or more customers who beneficially own the shares. Holders of our Common Stock are entitled to receive dividends if, as and when such dividends are declared by our board of directors out of assets legally available therefore after payment of dividends required to be paid on shares of Preferred Stock, if any. We have not declared or paid any dividends on our shares of Common Stock and do not currently anticipate paying any dividends on our shares of Common Stock in the future. Currently our plan is to retain any future earnings.

Preferred Stock

On September 14, 2010, we issued and sold 4,000,000 shares of our Preferred Stock at a price of $10.00 per share, pursuant to a rights offering. The Preferred Stock is our most senior equity security. The Preferred Stock ranks senior to our Common Stock and junior to all of our existing indebtedness.

On September 23, 2014, the Company received a notification letter from the Staff of NASDAQ advising the Company that the Staff believed that the Company was a “public shell” and that the continued listing of the Preferred Stock was no longer warranted.  The Staff believed that the Company no longer has an operating business and, as a result, purchasers of the Preferred Stock did not know definitely what the operating business of the Company would be in the future.  Therefore, in accordance with Nasdaq Listing Rule 5101, the Staff applied more stringent criteria for the continued listing of the Preferred Stock. After consideration of various factors that it considered relevant and significant, the Company determined that it would not take any action to appeal the Staff’s decision. Accordingly, the trading of the Preferred Stock was suspended at the opening of business on October 2, 2014 and the Preferred Stock was removed from listing and registration on NASDAQ. On October 27, 2014, NASDAQ notified the SEC of the delisting of the Preferred Stock on Form 25. The Preferred Stock is currently trading on the OTC Pink under the symbol “GMETP.”

	High	Low
Fiscal Year 2013:
Quarter ended March 31, 2013	$7.75	$6.00
Quarter ended June 30, 2013	$8.10	$5.90
Quarter ended September 30, 2013	$8.00	$6.40
Quarter ended December 31, 2013	$8.75	$6.69
Fiscal Year 2014:
Quarter ended March 31, 2014	$9.20	$2.91
Quarter ended June 30, 2014	$3.15	$2.67
Quarter ended September 30, 2014	$3.39	$2.54
Quarter ended December 31, 2014	$3.03	$2.17

Approximately 300 stockholders of record as of February 1, 2015 held our Preferred Stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. The applicable annual rate for dividends paid in cash is 8.0% for the first three years and 9.6% thereafter. We have not paid any dividends in cash through December 31, 2014, except for those cash dividends paid for partial shares of PIK dividends. The applicable annual rate for PIK dividends, which can be paid until the fifth anniversary of the closing of the Preferred Stock offering, is 12.5%. All dividends are cumulative and all unpaid dividends compound on a quarterly basis at a 12.5% annual rate.

The terms of our outstanding Preferred Stock provide that in the event of a liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus PIK shares plus accrued and unpaid dividends, and currently totals approximately $68 million.  Therefore, if the Company is dissolved, the estimated remaining net proceeds (approximately $23 million) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($68 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a corporate transaction/merger.   If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a merger, then the holders of the Preferred Stock might instead exercise their rights to convert into Common Stock, and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  Assuming liquidation with the cash balance of approximately $23 million as of December 31, 2014, conversion would mean that the holders of our Preferred Stock could receive less in a corporate transaction/merger than the holders of our Preferred Stock would receive in dissolution as a result of their liquidation preference.  In order for the Company to engage in a corporate transaction/merger, the Company would have to receive the approval of the holders of at least 50% of the outstanding shares of Preferred Stock voting separately as a class, in addition to—depending on the type of transaction—the approval of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.  The Company has been advised by the holders of more than 50% of our Preferred Stock that they will not vote in favor of a merger or similar business combination unless the terms of the transaction provide that the holders of our Preferred Stock will be valued at or be entitled to receive at least the Preferred Stock liquidation preference.  As a result, absent a concession from the holders of our Preferred Stock, it is likely that the holders of our Common Stock would not receive any distributions or other consideration in a corporate transaction/merger (and/or would be significantly diluted).

In 2010, we entered into an agreement with Sherwood in connection with a rights offering of Preferred Stock made to our stockholders, pursuant to which Sherwood agreed to acquire any shares of Preferred Stock not acquired by our stockholders pursuant to the rights offering. Sherwood currently owns 58.6% of our Preferred Stock and owns 33% of our Common Stock on an as-converted basis. Sherwood is entitled to appoint two members to our board of directors so long as it beneficially owns more than 40% of our Preferred Stock, or beneficially owns 20% or more of our Common Stock, on an as-converted basis. Sherwood may appoint one member to our board of directors so long as it beneficially owns 40% of the Preferred Stock it acquired, or beneficially owns 10% or more of our Common Stock, on an as-converted basis. Sherwood is entitled to appoint one of its designated directors to our Audit and Compensation Committees, provided that the director meets applicable independence requirements.

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

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2014.

Equity Compensation Plan Information

There are no shares of our Common Stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2014.

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

On May 12, 2014, we closed the sale of substantially all of our remaining assets as described in Recent Developments, Asset Sale.  Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from CBM. All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia and West Virginia.

From May 13, 2014 through August 15, 2014, we provided transition services to the Buyer, while simultaneously working toward the completion of the final purchase price adjustment described in Note 4—Sale of our Central Appalachian Assets and Termination of Credit Agreement. On August 15, 2014, we became a “shell company” as defined by Exchange Act because we no longer had operations and our assets consisted of cash and nominal other assets.

As of December 31, 2014, our primary asset as a public “shell company” is cash in the amount of $22.9 million. On a go forward basis, we believe we are incurring the minimum overhead expenses necessary to sustain a public registrant.

The natural gas industry is capital intensive. Natural gas markets traditionally have been highly volatile. We historically made substantial capital expenditures in the exploration, development and acquisition of natural gas reserves. Our capital expenditures had been financed primarily with internally generated cash flows from operations, bank borrowing and equity raises.

Business Plan

Subsequent to the sale of substantially all of our assets, completion of the related final purchase price adjustment and performance of the related transition services agreement, we focused our efforts towards (i) preserving cash by reducing overhead costs, (ii) maintaining compliance as a reporting company subject to the periodic and current reporting requirements of Section 13(a) of the Exchange Act, (iii) winding down operatorship obligations and all remaining residual liabilities and (iv) actively pursuing corporate transaction/merger opportunities.  As of December 31, 2014, we have four employees, three of which are paid, and have eliminated all employee benefits, terminated our office lease with respect to our office located at 909 Fannin Street, Suite 1850, Houston, Texas, 77010 and moved to a smaller office space located at 1221 McKinney Street, Suite 3840, Houston, Texas, 77010.

In our effort to pursue a corporate transaction/merger, we are seeking a business combination or merger that will ultimately result in increasing stockholder value in the future, and have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective candidates.  We believe that our position as a public “shell company” with cash reserves provides an incentive to companies seeking a public company platform and/or cash reserves without being required to engage in an initial public offering or other capital raising activities. To reduce potential delays and uncertainties in consummating any such transaction and to provide greater flexibility and better position the Company to pursue such transactions and take advantage market conditions and other favorable opportunities, we are considering submitting to our stockholders for approval at the 2015 annual meeting of stockholders proposals to (1) increase our number of authorized common shares under our charter and (2) allow us to amend our charter, including any preferred stock certificate, without a vote of the common stockholders so long as the holders of the affected series of preferred stock are entitled to a vote and the amendment relates solely to the terms of such preferred stock.  If approved, such proposals could reduce or eliminate the need for a vote of our stockholders (our common stockholders, in particular) and/or the holding of a meeting of our stockholders to approve a corporate transaction/merger.  However, until such time as we are able to consummate such a corporate transaction/merger, claims, liabilities and expenses such as salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we continue to pursue our business plan. These expenses could be material and much higher than currently anticipated and, in any event, will reduce the amount of assets available for ultimate distribution to our stockholders.  As a result, if we do not enter into a corporate transaction/merger in the near future, we expect to proceed with a dissolution and distribution of our remaining assets in accordance with applicable law.  Subject to receipt of the requisite approvals, we believe that we could begin to proceed with a dissolution of the Company as early as the third quarter of 2015, if we have not consummated or entered into a definitive agreement with respect to a corporate transaction/merger at or prior to such time, and, subject to receipt of the requisite approvals, we may begin such process earlier if we believe that we cannot enter into a corporate transaction/merger on terms acceptable to us, or at all, although there are no assurances that we will do so at any time.  To facilitate this process, we are considering submitting to our stockholders for approval a proposal at our 2015 annual meeting of stockholders for the dissolution of the Company and a related plan of dissolution pursuant to which the Company will be dissolved if we cannot consummate a corporate transaction/merger.

Recent Developments

Delisting of Preferred Stock

On September 23, 2014, the Company received a notification letter from the Staff at NASDAQ advising the Company that the Staff believes that the Company is a “public shell” and that the continued listing of the Preferred Stock is no longer warranted.  The Staff believes that the Company no longer has an operating business and, as a result, purchasers of the Preferred Stock do not know definitely what the operating business of the Company will be in the future.  Therefore, in accordance with Nasdaq Listing Rule 5101, the Staff applied more stringent criteria for the continued listing of the Preferred Stock. After consideration of various factors that it considered relevant and significant, the Company determined that it would not take any action to appeal the Staff’s decision. Accordingly, the trading of the Preferred Stock was suspended at the opening of business on October 2, 2014 and the Preferred Stock was removed from listing and registration on NASDAQ. On October 27, 2014, NASDAQ notified the SEC of the delisting of the Preferred Stock on Form 25. The Preferred Stock is currently trading on the OTC Pink under the symbol “GMETP.”.

Downgrade of Common Stock

On January 5, 2015, the Company received a notification from the OTC Markets advising the Company that its Common Stock was downgraded from OTCQB to the OTC Pink marketplace because its Common Stock did not have a closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days. The Common Stock is currently trading on the OTC Pink under the symbol “GMET.”

Asset Sale

On May 12, 2014, we closed the “Asset Sale to the Buyer, a wholly-owned subsidiary of Atlas. The purchase price of $107.0 million was adjusted downward $9.7 million to account for purchase price adjustments, resulting in net proceeds of $97.3 million.

Immediately following the closing of the Asset Sale, GeoMet, the Administrative Agent and the banks party thereto terminated the Credit Agreement. Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled approximately $69.1 million. As a result, we satisfied all of our obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements existing at that time, change of control agreements and plans, and employee benefits, including those provided under our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees.

On August 31, 2014, all remaining employees were terminated with the exception of one paid named executive officers and two other employees, each of who remain employed on an at-will basis.

Areas of Operation

Prior to the closing of the Asset Sale, our core areas of operations were in the Central Appalachian Basin of Virginia and West Virginia. We also previously had operations located in the Black Warrior and Cahaba Basins in Alabama. On June 14, 2013, the Company closed the sale of all of its CBM properties located in Alabama and, on May 12, 2014, closed the Asset Sale.

Pond Creek and Lasher Fields—We were the operator of 298 producing vertical CBM wells in which we owned a 99.0% average working interest in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia. Net daily sales of gas averaged 15.2 MMcf per day for the period January 1, 2014 through May 12, 2014.

Pinnate Horizontal Wells—We were the operator of 44 producing pinnate horizontal CBM wells in which we owned a 71.6% average working interest in central and northern West Virginia. We also had a 33.7 % average working interest in 67 non-operated pinnate horizontal wells in central West Virginia. Net daily sales of gas averaged 5.8 MMcf per day for the period January 1, 2014 through May 12, 2014..

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable; however, actual results may differ. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies. We believe the following critical accounting policies involve significant judgments, estimates, and a high degree of uncertainty in the preparation of our financial statements.

Income Taxes—We record our income taxes using an asset and liability approach in accordance with GAAP. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities using enacted tax rates at the end of the period. Under GAAP, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, a full valuation allowance has been recorded against our net deferred tax asset.

Estimating the amount of valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that could trigger limits on use of net operating losses under Section 382 of the Code. We have a significant deferred tax asset associated with NOLs.

GAAP also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a consistent threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return.

Natural Gas Production Operations Summary

The table below presents information on gas revenues, sales volumes, production expenses and per Mcf data for the years ended December 31, 2014 and 2013. This table should be read with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Year Ended December 31,
	2014 (1)	2013

Gas sales	$13,646	$38,087
Lease operating expenses	$3,924	$13,132
Compression and transportation expenses	2,713	7,716
Production taxes	818	2,097
Total production expenses	$7,455	$22,945

Net sales volumes (Consolidated) (MMcf)	2,779	10,179
Pond Creek field (Central Appalachian Basin) (MMcf)	1,946	5,607
Other Central Appalachian Basin fields (MMcf)	833	2,917
Gurnee field (Cahaba Basin) (MMcf)	—	723
Black Warrior Basin fields (MMcf)	—	932

Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$4.91	$3.74
Pond Creek field (Central Appalachian Basin)	$5.01	$3.79
Other Central Appalachian Basin fields	$4.68	$3.65
Gurnee field (Cahaba Basin) (2)	$—	$3.77
Black Warrior Basin fields (2)	$—	$3.73

Lease operating expenses (Consolidated)	$1.41	$1.29
Pond Creek field (Central Appalachian Basin)	$1.29	$1.12
Other Central Appalachian Basin fields	$1.69	$1.40
Gurnee field (Cahaba Basin) (2)	$—	$2.85
Black Warrior Basin fields (2)	$—	$0.73
Compression and transportation expenses (Consolidated)	$0.98	$0.75
Pond Creek field (Central Appalachian Basin)	$0.66	$0.66
Other Central Appalachian Basin fields	$1.71	$1.25
Gurnee field (Cahaba Basin) (2)	$—	$0.28
Black Warrior Basin fields (2)	$—	$0.19
Production taxes (Consolidated)	$0.29	$0.21
Pond Creek field (Central Appalachian Basin)	$0.29	$0.21
Other Central Appalachian Basin fields	$0.31	$0.20
Gurnee field (Cahaba Basin) (2)	$—	$0.18
Black Warrior Basin fields (2)	$—	$0.21
Total production expenses (Consolidated)	$2.68	$2.25
Pond Creek field (Central Appalachian Basin)	$2.24	$1.99
Other Central Appalachian Basin fields	$3.71	$2.85
Gurnee field (Cahaba Basin) (2)	$—	$3.31
Black Warrior Basin fields (2)	$—	$1.13

(1)                  2014 results are for the period January 1, 2014 through May 12, 2014.

(2)                  On June 14, 2013, the Company closed the sale of all of its coalbed methane properties located in the state of Alabama.

Results of Operations

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

The following are selected items derived from our Consolidated Statement of Operations and their percentage changes from the comparable period are presented below.

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
General and administrative	$3,846	$5,012	-23%
Lease termination costs	$428	$—	100%
Discontinued operations, net of tax of $653 and $0 for the year ended December 31, 2014 and 2013, respectively	$63,033	$40,802	54%
Income tax expense	$25	$25	—%

General and administrative. General and administrative expense decreased by $1.2 million, or 23%, to $3.8 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the June 2013 sale of our Alabama assets and the Asset Sale, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential corporate transaction/merger.

Lease termination costs. Lease termination costs in the current year period resulted from the termination of our Houston office leases.

Discontinued operations, net of tax. Included in discontinued operations, net of tax in the current year period was a gain of $61.5 million on the Asset Sale. Included in discontinued operations, net of tax in the prior year period was a $36.9 million gain resulting from the June 2013 sale of our Alabama assets.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to a $21.9 million reduction of the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate for the year ended December 31, 2014 is as follows:

Amount computed using statutory rates	$20,156,293	34.00%
State income taxes—net of federal benefit	2,233,125	3.77%
Valuation Allowance	(21,928,834)	-36.99%
Nondeductible items and other	216,959	0.36%
Income tax (benefit) expense	$677,543	1.14%
Income tax benefit (expense)—discontinued operations	(652,543)
Income tax expense—continuing operations	$25,000

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2014, our remaining balance of cash totaled approximately $23 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes while we continue to seek a corporate transaction/merger. Cash flows used in operating activities for the year ended December 31, 2014 were $(9.0) million, as compared to $8.8 million provided by operating activities in the prior year period. The $17.8 million decrease was primarily due to reduced cash flows resulting from the June 2013 sale of our Alabama assets and the Asset Sale. Proceeds from the Asset Sale of $97.3 million were sufficient to repay all outstanding borrowing under the Credit Agreement of $69.1 million, as well as the $9.0 million used in operating activities for the year ended December 31, 2014. We believe we have adequate cash on hand to fund corporate activities for the next twelve months.

Closing of the Asset Sale

On May 12, 2014, we closed the Asset Sale. The purchase price of $107.0 million was adjusted downward $9.7 million to account for purchase price adjustments, resulting in net proceeds of $97.3 million.

Immediately following the closing of the Asset Sale the Administrative Agent, and the banks party thereto terminated the Credit Agreement. Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, which amounts totaled approximately $69.1 million. As a result, we satisfied all of our obligations under the Credit Agreement. We were not required to pay a termination penalty or other fee in connection with the termination of the Credit Agreement.

Additionally, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million.

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale resigned their employment with us. Our board of directors adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements existing at that time, change of control agreements and plans, and employee benefits, including those provided under our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees.

On August 31, 2014, all remaining employees were terminated with the exception of one named executive officers and two regular employees, each of who remain employed on an at-will basis.

The terms of our outstanding Preferred Stock provide that in the event of liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus PIK shares plus accrued and unpaid dividends, and currently totals approximately $68 million.  Therefore, if the Company is dissolved, the estimated remaining net proceeds (approximately $23 million) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($68 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a corporate transaction/merger.   If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a merger, then the Preferred Stock might instead exercise its rights to convert into Common Stock, and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  Assuming liquidation with the cash balance of approximately $23 million as of December 31, 2014, this would mean that the holders of our Preferred Stock would receive less in a corporate transaction/merger than the holders of our Preferred Stock would receive in dissolution as a result of their liquidation preference.  In order for the Company to engage in a corporate transaction/merger, in most cases, the Company would have to receive the approval of—depending on the structure of the transaction—the holders of at least 50% of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.

The Company has been advised by the holders of more than 50% of our Preferred Stock that they will not vote in favor of a merger unless the terms of the transaction provide that the holders of our Preferred Stock will be entitled to receive at least the same value or distributions as such holders would have been entitled to receive in a dissolution pursuant to the liquidation preference to which the holders of the Preferred Stock are entitled.  As a result, absent a concession from the holders of our Preferred Stock, it is likely that the holders of our Common Stock would not receive any distributions in a corporate transaction/merger (and/or be substantially diluted).

Capital Expenditures

Our capital expenditures on an accrual basis for the years ended December 31, 2014 and 2013 were $0.01 million and $1.0 million, respectively. We currently have no capital expenditures budgeted for 2015.

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

Simultaneously with the closing of the Asset Sale on May 12, 2014, we settled all of our remaining outstanding natural gas hedge positions for approximately $3.1 million. As of December 31, 2014, we had no remaining natural gas hedge positions.

Operating Lease Commitments

We have no future minimum lease commitments as of December 31, 2014 under non-cancelable operating leases having remaining terms in excess of one year. Total rental expenses under operating leases for the year ended December 31, 2014 were approximately $1.5 million, which included $0.7 million in lease termination payments. Total rental expenses under operating leases were approximately $2.3 million for the year ended December 31, 2013.

Impact of Inflation

Inflation has not had a significant impact on our operations during the two years in the period ended December 31, 2014.  We believe that inflation will not have a significant near-term impact on our financial position.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when an entity meets the criteria to be classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 should be applied when any of these occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted; however, the Company elected not to early adopt the ASU. The ASU requires entities to separately present assets and liabilities of a discontinued operation for all periods presented in the balance sheet. The impact of adopting the ASU would be the reclassification of all of the assets included in the Asset Sale as Assets held for sale and all related liabilities as Liabilities held for sale, both in our Consolidated Balance Sheet as of December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Prior to the closing of the Asset Sale, our major commodity price risk exposure was to the prices received for our natural gas production. Realized commodity prices received for our production were the spot prices applicable to natural gas. Prices received for natural gas were volatile and unpredictable and beyond our control. For the year ended December 31, 2014, a 10% decrease in the prices received for natural gas production would have decreased our gas revenues by approximately $1.36 million, which would have been offset by approximately $0.69 million by increased realized gas hedging gains.

Interest Rate Risk. On May 12, 2014, we repaid all outstanding borrowing under the Credit Agreement. Prior to the repayment, we had long-term debt subject to the risk of loss associated with movements in interest rates. All of the debt outstanding under the Credit Agreement accrued interest at floating or market rates. Fluctuations in market interest rates would have caused our interest costs to fluctuate. Based upon the weighted average balance outstanding under the Credit Agreement, a 1% increase in market interest rates would have increased interest expense and negatively impacted our cash flows for the year ended December 31, 2014 by approximately $0.17 million.

Item 8. Financial Statements and Supplementary Data

GEOMET, INC. AND SUBSIDIARIES

Index to Financial Statements

Page
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets as of December 31, 2014 and 2013	23
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	24
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013	25
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013	26
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	27
Notes to Audited Consolidated Financial Statements	28
SUPPLEMENTARY INFORMATION (UNAUDITED)—
Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for the years ended December 31, 2014 and 2013	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GeoMet, Inc.

We have audited the accompanying consolidated balance sheets of GeoMet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoMet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
February 17, 2015

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$22,894,405	$8,108,272
Accounts receivable, net of allowance of $0 and $14,744 at December 31, 2014 and 2013, respectively	—	2,900,807
Other current assets	148,302	692,740
Total current assets	23,042,707	11,701,819
Natural gas properties— utilizing the full cost method of accounting:
Proved natural gas properties	—	333,109,974
Other property and equipment	—	3,158,701
Total property and equipment	—	336,268,675
Less accumulated depreciation, depletion, amortization and impairment of gas properties	—	(293,939,624)
Property and equipment—net	—	42,329,051
Other noncurrent assets	—	769,384
TOTAL ASSETS	$23,042,707	$54,800,254
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$152,258	$3,541,770
Royalties payable	—	3,656,272
Accrued liabilities	123,092	1,073,653
Income tax payable	2,543	—
Derivative liability—natural gas contracts	—	834,151
Asset retirement obligations	—	265,470
Current portion of long-term debt	—	71,550,000
Total current liabilities	277,893	80,921,316
Asset retirement obligations	—	8,915,407
Derivative liability—natural gas contracts	—	709,571
Other long-term accrued liabilities	—	113,434
TOTAL LIABILITIES	277,893	90,659,728
Commitments and contingencies (Note 19)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $67,863,340; $.001 par value; 7,401,832 shares authorized, 6,786,334 and 6,000,571 shares were issued and outstanding at December 31, 2014 and 2013, respectively	48,676,221	43,404,993
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,523,805 issued and 40,513,373 outstanding at December 31, 2014 and 40,662,749 issued and 40,652,317 outstanding at December 31, 2013	40,524	40,663
Treasury stock, at cost—10,432 shares at December 31, 2014 and 2013	(94,424)	(94,424)
Paid-in capital	182,275,243	187,527,716
Retained deficit	(208,132,750)	(266,738,422)
Total stockholders’ deficit	(25,911,407)	(79,264,467)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$23,042,707	$54,800,254

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	Year Ended December 31,
	2014	2013
Expenses:
Depreciation, depletion and amortization	$113,817	$125,897
General and administrative	3,846,142	5,011,645
Lease termination costs	427,722	—
Restructuring costs	—	93,584
Total operating expenses	4,387,681	5,231,126

Operating loss	(4,387,681)	(5,231,126)

Other expense	(14,966)	(227,082)

Loss before income taxes from continuing operations	(4,402,647)	(5,458,208)

Income tax expense	25,000	25,000

Loss from continuing operations	(4,427,647)	(5,483,208)

Discontinued operations, net of tax expense of $652,543 and $0 for the years ended December 31, 2014 and 2013, respectively,	63,033,319	40,802,282

Net income	$58,605,672	$35,319,074
Accretion of Series A Convertible Redeemable Preferred Stock	(2,964,762)	(2,257,968)
PIK dividends on Series A Convertible Redeemable Preferred Stock	(2,306,466)	(5,295,138)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(1,960)	(2,572)
Net income available to common stockholders	$53,332,484	$27,763,396

Net income per common share—basic:
Net loss per common share from continuing operations	$(0.24)	$(0.32)
Net income per common share from discontinued operations	1.56	1.01
Net income per common share—basic	$1.32	$0.69

Net income per common share— diluted:
Net loss per common share from continuing operations	$(0.24)	$(0.32)
Net income per common share from discontinued operations	1.56	1.01
Net income per common share— diluted	$1.32	$0.69

Weighted average number of common shares:
Basic	40,513,373	40,481,330
Diluted	40,513,373	40,481,330

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
Net income	$58,605,672	$35,319,074
Other comprehensive income, net of related taxes:
Foreign currency translation adjustment	—	(10,182)
Reclassification adjustment for loss on foreign currency translation included in net income	—	1,541
Unrealized loss on available for sale securities	—	(90,567)
Reclassification adjustment for impairment of available for sale securities included in net income	—	152,228
Comprehensive income	$58,605,672	$35,372,094

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Par Value $0.001	Common Stock Par Value $0.001	Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Notes Receivable	Total Stockholders’ Deficit
Balance at January 1, 2013	40,690,077	$40,690	$(94,424)	$195,033,585	$(53,020)	$(302,057,496)	$(182,924)	$(107,313,589)
Stock-based compensation				232,760				232,760
Purchase and cancellation of Common Stock	(121)			(27)				(27)
Shares of restricted stock forfeited upon termination of employment	(2,779)	(3)						(3)
Dividends paid in-kind				(5,295,138)				(5,295,138)
Dividends paid in cash				(2,572)				(2,572)
Accretion of discount on Series A Convertible Redeemable Preferred Stock				(2,257,968)				(2,257,968)
Write-off of notes receivable	(24,428)	(24)		(183,208)			183,208	(24)
Accrued interest on notes receivable				284			(284)	—
Net income						35,319,074		35,319,074
Unrealized loss on available for sale securities, net of income taxes of $0					(90,567)			(90,567)
Foreign currency translation adjustment, net of income taxes of $0					(10,182)			(10,182)
Reclassification adjustment for loss on foreign currency translation					1,541			1,541
Reclassification adjustment for impairment of available for sale securities					152,228			152,228
Balance at December 31, 2013	40,662,749	$40,663	$(94,424)	$187,527,716	$—	$(266,738,422)	$—	$(79,264,467)
Stock-based compensation				20,576				20,576
Shares of restricted stock forfeited upon termination of employment	(138,944)	(139)		139				—
Dividends paid in-kind				(2,306,466)				(2,306,466)
Dividends paid in cash				(1,960)				(1,960)
Accretion of discount on Series A Convertible Redeemable Preferred Stock				(2,964,762)				(2,964,762)
Net income						58,605,672		58,605,672
Balance at December 31, 2014	40,523,805	$40,524	$(94,424)	$182,275,243	$—	$(208,132,750)	$—	$(25,911,407)

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
Cash flows (used in) provided by operating activities:
Loss from continuing operations	$(4,427,639)	$(5,483,208)
Adjustments to reconcile loss from continuing operations to net cash flows used in continuing operating activities:
Depreciation, depletion and amortization	113,817	125,897
Impairment of available for sale securities	—	153,769
Stock-based compensation	20,576	232,760
Changes in operating assets and liabilities:
Other current assets	273,858	(41,677)
Accounts payable	(547,942)	(116,884)
Other accrued liabilities	(171,564)	(26,881)
Net cash used in continuing operating activities	(4,738,894)	(5,156,224)

Income from discontinued operations	63,033,311	40,802,282
Adjustments to reconcile Income from discontinued operations to net cash flows (used in) provided by discontinued operating activities:
Depreciation, depletion and amortization	715,892	4,468,196
Amortization of debt issuance costs	218,357	912,481
Unrealized losses from the change in market value of open derivative contracts	(1,543,722)	2,917,569
Gain on the sale of gas properties	(62,455,861)	(36,948,313)
Loss on sale of other assets	22,706	107,519
Accretion expense	298,130	1,035,717
Changes in operating assets and liabilities:
Accounts receivable	3,191,408	3,732,313
Other current assets	617,790	(234,441)
Accounts payable	(6,333,487)	(2,174,456)
Income taxes payable	2,543	—
Other accrued liabilities	(3,808,084)	(664,835)
Net cash (used in) provided by discontinued operating activities	(6,041,017)	13,954,032

Net cash (used in) provided by operating activities	(10,779,911)	8,797,808

Cash flows provided by investing activities:
Continuing operations:
Proceeds from the sale of other assets	140,000	—
Net cash provided by investing activities- continuing operations	140,000	—
Discontinued operations:
Capital expenditures	(108,597)	(919,412)
Proceeds from the sale of gas properties	97,061,090	60,732,775
Proceeds from sale of other assets	25,511	19,276
Net cash provided by investing activities- discontinued operations	96,978,004	59,832,639

Net cash provided by investing activities	97,118,004	59,832,639

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(1,960)	(2,572)
Treasury stock	—	(27)
Net cash used in financing activities- continuing operations	(1,960)	(2,599)
Discontinued operations:
Repayment of borrowings under Credit Agreement	(71,550,000)	(67,750,000)
Deferred financing costs	—	(3,801)
Net cash used in financing activities- discontinued operations	(71,550,000)	(67,753,801)

Net cash used in financing activities	(71,551,960)	(67,756,400)

Increase in cash and cash equivalents	14,786,133	874,047
Cash and cash equivalents at beginning of period	8,108,272	7,234,225
Cash and cash equivalents at end of period	$22,894,405	$8,108,272

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$1,448,385	$5,208,800
Income taxes	$675,000	$25,000

Significant noncash investing and financing activities:
Accrued capital expenditures	$—	$26,546
Increase in estimated asset retirement obligations	$—	$453,660

See accompanying Notes to Audited Consolidated Financial Statements.

GEOMET, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Our Business

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “us” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the state of Delaware on November 9, 2000.

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

From May 13, 2014 through August 15, 2014, we provided transition services to ARP Mountaineer Production, LLC, a Delaware limited liability company (the “Buyer”), purchaser of certain of our assets, while simultaneously working toward the completion of the final purchase price adjustment described in Note 4—Sale of our Central Appalachian Assets and Termination of Credit Agreement. On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we no longer had operations and our assets consisted of cash and nominal other assets.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries, GeoMet Operating Company, Inc., an Alabama corporation, and GeoMet Gathering Company LLC, an Alabama limited liability company. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant financial estimates are related to computing taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents—For purposes of these statements, short-term investments, which have an original maturity of three months or less, are considered cash equivalents.

Income Taxes—We record our income taxes using an asset and liability approach in accordance with GAAP. This results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities using enacted tax rates at the end of the period. Under GAAP, the effect of a change in tax rates of deferred tax assets and liabilities is recognized in the year of the enacted change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, a full valuation allowance has been recorded against our net deferred tax asset.

Estimating the amount of valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that could trigger limits on use of net operating losses under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We have a significant deferred tax asset associated with net operating loss carryforwards (“NOLs”).

GAAP also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a consistent threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return.

Revenue Recognition and Gas Balancing—Through May 12, 2014, we derived revenue primarily from the sale of produced natural gas. We used the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties, were recognized as the production was sold to a purchaser. The amount of gas sold may have differed from the amount to which the Company was entitled based on its working interest or net revenue interest in the properties. In instances where we had wellhead imbalances, we used the entitlements method. A ready market for natural gas allowed us to sell our natural gas shortly after production at various pipeline receipt points at which time title and risk of loss transferred to the buyer. Revenue was recorded when title was transferred based on our nominations and net revenue interests. Pipeline imbalances occurred when our production delivered into the pipeline varied from the gas we nominated for sale. Depending on the agreement in place, imbalances may have been made up in future production or settled with cash approximately 30 days from date of production. Imbalances were recorded as either a reduction or increase of revenue depending upon whether we are over-delivered or under-delivered.

Settlements of gas sales occurred after the month in which the gas was produced. We estimated and accrued for the value of the sales using information available at the time financial statements were generated. Differences were reflected in the accounting period during which payments were received from the purchaser.

Industry Segment and Geographic Information— On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Exchange Act because we no longer had operations.

Concentration of Credit Risk—The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

Mezzanine Equity—Our Series A Convertible Redeemable Preferred Stock has been classified within the mezzanine (temporary) equity section of the Consolidated Balance Sheets because the shares are redeemable at the option of the holder and therefore do not qualify for permanent equity.

Fair Value Measurement—The fair value of cash and cash equivalents, current assets and payables, approximate book value because of the short maturity of these accounts.

Note 3—Recent Accounting Pronouncement

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

Note 4—Sale of our Central Appalachian Assets and Termination of Credit Agreement

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to the Buyer, a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership. The purchase price of $107.0 million was adjusted downward $9.7 million to account for purchase price adjustments, resulting in net proceeds of $97.3 million.

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

Note 5—Results of Discontinued Operations

As a result of the Asset Sale, all operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the year ended December 3, 2014 and 2013 as follows:

	2014	2013
Revenues:
Gas sales	$13,645,825	$38,086,539
Other	27,505	122,844
Total revenues	13,673,330	38,209,383
Expenses:
Lease operating expense	3,924,356	13,131,855
Compression and transportation expense	2,713,296	7,716,864
Production taxes	817,531	2,096,598
Lease termination costs	300,000	—
Depreciation, depletion and amortization	715,892	4,468,196
Losses on natural gas derivatives	2,753,190	1,811,191
Total operating expenses	11,224,265	29,224,704

Gain on the sale of assets	62,455,861	36,948,313

Operating income	64,904,926	45,932,992

Interest income	4,284	1,714
Interest expense	(1,223,348)	(5,132,424)
Income tax expense	(652,543)	—
Income from discontinued operations	$63,033,319	$40,802,282

Note 6— Gain on the Sale of Assets

The total gain on sale of assets for the year ended December 31, 2014 as presented above includes the following:

	Sale to ARP Mountaineer Productions, LLC	Other Sales	Total Gain
Cash proceeds	$97,307,961	$(246,871)	$97,061,090
Buyer’s assumption of asset retirement obligations	8,027,899	1,253,198	9,281,097
Buyer’s assumption of other liabilities	3,628,304	104,934	3,733,238
Net book value of sold gas properties	(41,332,191)	—	(41,332,191)
Net book value of sold equipment	(198,875)	—	(198,875)
Transaction costs	(6,085,348)	(3,150)	(6,088,498)
Total gain on sale	$61,347,750	$1,108,111	$62,455,861

Current year operating losses generated in the normal course of business are less than the estimated taxable gain from the Asset Sale.  However, no regular income tax is expected to result from the Asset Sale as we estimate sufficient net operating losses will be available from prior years to offset the estimated taxable gain, resulting in a reduction of our deferred tax asset and the related valuation allowance of $23.2 million. We are subject to a federal alternative minimum tax and have estimated that amount to be $652,543 for 2014. In 2014, we made estimated payments of $650,000 and $2,543 remains as a payable recorded in the Consolidated Balance Sheet as of December 31, 2014.

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

The total gain on sale of assets for the year ended December 31, 2013 as presented above includes the following:

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

No federal or state income taxes payable were recorded in conjunction with the sale of the Alabama properties which was the result of 2013 tax basis operating losses generated in the normal course of business that were available to offset the taxable gain.

Note 7— Pro Forma Financial Information

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the asset sales completed in June 2013 and May 2014 were both consummated on January 1, 2013 and include adjustments which give effect to events that are (i) directly attributable to the asset sales, (ii) expected to have a continuing impact on the registrant and (iii) factually supportable. As such, included in Net income (loss), Net income (loss) available to common stockholders and Net income (loss) per common share (basic and diluted) for the year ended December 31, 2013 are the gains on the asset sales completed in June 2013 and May 2014 of $36,948,313 and $62,455,853, respectively.

	2014	2013
Revenue	$—	$—
Loss from continuing operations	$(4,427,647)	$(5,483,208)
Net (loss) income	$(4,427,647)	$93,268,423
Net (loss) income available to common stockholders	$(9,700,835)	$85,712,745
Net (loss) income per common share—basic	$(0.24)	$2.12
Net (loss) income per common share—diluted	$(0.24)	$2.12

Note 8—Net Income Per Common Share

Net income per common share—basic is calculated by dividing Net income available to common stockholders by the weighted average number of shares of Common Stock, par value $0.001 per share (the “Common Stock”), outstanding during the period. Net income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income available to common stockholders by the sum of the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities. Net income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of Common Stock would have an anti-dilutive effect. A reconciliation of Net income per common share for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Net income	$58,605,672	$35,319,074
Accretion of Series A Convertible Redeemable Preferred Stock	(2,964,762)	(2,257,968
PIK dividends on Series A Convertible Redeemable Preferred Stock	(2,306,466)	(5,295,138
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(1,960)	(2,572
Net income available to common stockholders —basic and diluted	$53,332,484	$27,763,396

Net income per common share—basic and diluted:
Net loss per common share from continuing operations	$(0.24)	$(0.32)
Net income per common share from discontinued operations	1.56	1.01
Net income per common share—basic and diluted	$1.32	$0.69

Weighted average number of common shares:
Basic and diluted	40,513,373	40,481,330

Net income per common share—diluted for the year ended December 31, 2014 excluded the effect of 6,291,671 weighted average shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”) (48,397,468 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance), because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the year ended December 31, 2014 for accretion of and dividends paid for Preferred Stock of $2,964,762 and $2,306,466, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the year ended December 31, 2013 excluded the effect of outstanding options exercisable to purchase 1,574,198 shares, 116,553 weighted average restricted stock units for which common shares are distributed upon achievement of certain performance targets, 193,045 weighted average restricted shares outstanding, and 5,562,319 weighted average shares of Preferred Stock 42,787,068 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the year ended December 31, 2013 for accretion of and dividends paid for Preferred Stock of $2,257,968 and $5,295,138, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Note 9—Gas Properties

As described in Note 4—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we sold substantially all of our remaining assets. Prior to the Asset Sale, the method of accounting for oil and gas producing activities determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. We use the full cost method of accounting for natural gas properties as prescribed by the SEC. Under this method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our natural gas properties are capitalized.

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

For the year ended December 31, 2014, no ceiling test calculation was required. For the year ended December 31, 2013, the unweighted arithmetic average of the Henry Hub spot market price on the first day of each month was $3.69 per Mcf, resulting in a natural gas price of $3.75 per Mcf when adjusted for regional price differentials. For the year ended December 31, 2013, no write-downs of the carrying value of our full cost pool were recorded.

The following table provides a summary of the capitalized cost of our natural gas properties as of December 31, 2014 and 2013, by the year in which the costs were incurred.

	2014	2013
Subject to depletion	$—	$333,109,974
Total not subject to depletion	—	—
Gross natural gas properties	—	333,109,974
Less impairment of natural gas properties	—	(241,964,803)
Less accumulated depletion	—	(49,161,150)
Net natural gas properties	$—	$41,984,021

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

The following table describes the changes to our asset retirement obligations for the years ending December 31, 2014 and 2013:

	2014	2013
Current portion of asset retirement obligation at beginning of year	$265,470	$73,706
Add: Long-term portion of asset retirement obligation at beginning of year	8,915,407	13,235,318
Asset retirement obligation at beginning of year	9,180,877	13,309,024
Buyer’s assumption of liabilities	(9,394,507)	(5,509,401)
Liabilities settled	(78,711)	(108,123)
Accretion of discount	298,130	1,035,717
Revisions in estimates	(5,789)	453,660

Asset retirement obligation at end of year	—	9,180,877
Less: current portion of obligation	—	265,470

Long-term asset retirement obligation	$—	$8,915,407

Note 11—Derivative Instruments and Hedging Activities

In connection with the closing of the Asset Sale described in Note 4—Sale of our Central Appalachian Assets and Termination of Credit Agreement, we settled all of our outstanding natural gas hedge positions for approximately $3.1 million.

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

Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum ceiling (a sold ceiling) and a minimum floor (a bought floor) future price. We have accounted for these transactions using the mark-to-market accounting method. Generally, we incurred accounting losses on derivatives during periods where prices were rising and gains during periods where prices were falling which caused significant fluctuations in our Consolidated Balance Sheets and Consolidated Statements of Operations.

Commodity Price Risk and Related Hedging Activities

As of December 31, 2014, we had no natural gas derivative contracts.

As of December 31, 2013, we had the following natural gas derivative contracts:

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

We did not have any derivative assets or derivative liabilities as of December 31, 2014 and there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2014. Based on the use of observable market inputs, we had designated these types of instruments designated below as Level 2. The fair value of our Level 2 derivative instruments were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas hedge positions	Derivative asset (current)	$—	Derivative asset (current)	$—	Derivative liability (current)	$—	Derivative liability (current)	$834,151
Natural gas hedge positions	Derivative asset (non- current)	—	Derivative asset (non- current)	—	Derivative liability (non- current)	—	Derivative liability (non-current)	709,571
Total derivatives not designated as hedging instruments		$—		$—		$—		$1,543,722

The following losses on our hedging instruments included in the consolidated statements of operations are as follows:

	Location of (Gain) or Loss Recognized in	Amount of (Gain) or Loss Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815-20-25	Income on Derivative	2014	2013
Natural gas collar/swap settled positions	Discontinued operations	$4,296,912	$(1,106,378)
Natural gas collar/swap unsettled positions	Discontinued operations	(1,543,722)	2,917,569

Total loss		$2,753,190	$1,811,191

Note 12—Long-Term Debt

As described in Note 4—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we sold substantially all of our remaining assets. Immediately following the closing of the Asset Sale, we repaid all outstanding borrowings under the Credit Agreement of $69.1 million.

During 2012, the amounts borrowed under the Credit Agreement exceeded the borrowing base. Borrowings under the Credit Agreement as of August 8, 2012 totaled $148.6 million. On August 8, 2012, in connection with the excess of borrowings over the borrowing base, we amended the Credit Agreement to provide for a tranche A loan in the amount of our borrowing base and a tranche B loan in the amount of the borrowing base deficiency.

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

For the year ended December 31, 2014, we had no borrowings and made payments of $71.6 million under the Credit Agreement. For the period January 1, 2014 through May 12, 2014, interest on the borrowings averaged 5.00% per annum. For the year ended December 31, 2013, we had no borrowings and made payments of $67.8 million under our Credit Agreement and interest on the borrowings averaged 4.10% per annum.

The following is a summary of our long-term debt as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Borrowings under the Credit Agreement	$—	$71,550,000
Less current maturities included in current liabilities	—	(71,550,000)

Total long-term debt	$—	$—

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

For tax reporting purposes, we have federal and state NOLs of approximately $119.4 million and $133.3 million, respectively, as of December 31, 2014 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $156.0 million and $162.3 million, respectively, as of December 31, 2013 that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2024 and the last one expires in 2033.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012, of approximately $33.9 million as of December 31, 2014 that is available to reduce future taxable capital gains and expires in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

As of December 31, 2014, we have a valuation allowance of $60.9 million recorded against our net deferred tax asset which includes $48.0 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 and other assets in 2014.

An analysis of our deferred tax assets and liabilities as of December 31, 2014 and 2013:

	2014	2013
Current deferred tax asset:
Compensation expense and other	$—	$43,161
Tax basis in excess of book basis of derivative contracts	—	318,645
Valuation allowance	—	(361,806)
Total current deferred tax asset	—	—

Net current deferred tax asset	$—	$—

Long-term deferred tax asset:
Net operating loss carryforward	$46,316,857	$60,233,320
Compensation expense and other	872,852	1,084,474
Accrued asset retirement obligations	—	2,187,078
Tax basis in excess of book basis of derivative contracts	—	1,156,475
Tax basis of natural gas properties in excess of book basis	—	5,502,048
Tax basis of other fixed assets in excess of book basis	65,258	—
Alternative minimum tax credit carryforward	652,543	—
Capital loss on sale of Canadian properties	12,989,411	12,936,668
Valuation allowance	(60,896,921)	(83,100,063)

Net long-term deferred tax asset	$—	$—

A reconciliation of the effective tax rates to the statutory rate are as follows:

	2014		2013

Amount computed using statutory rates	$20,156,293	34.00%	$12,016,985	34.00%
State income taxes—net of federal benefit	2,233,125	3.77%	591,595	1.67%
Valuation Allowance	(21,928,834)	-36.99%	(13,179,253)	-37.29%
Nondeductible items and other	216,959	0.36%	595,673	1.69%
Income tax (benefit) expense	$677,543	1.14%	$25,000	1.16%
Income tax benefit (expense)—discontinued operations	(652,543)		—
Income tax expense—continuing operations	$25,000		$25,000

The following components of the income tax expense for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current:
State	$25,000	$25,000
Federal	652,543	—
Deferred:
State	2,208,125	566,595
State valuation allowance	(2,208,125)	(566,595)
Federal	19,720,709	12,612,658
Federal valuation allowance	(19,720,709)	(12,612,658)

Income tax provision	$677,543	$25,000

Current year operating losses generated in the normal course of business are less than the estimated taxable gain from the Asset Sale.  However, no regular income tax is expected to result from the Asset Sale as we estimate sufficient net operating losses will be available from prior years to offset the estimated taxable gain, resulting in a reduction of our deferred tax asset and the related valuation allowance of $23.2 million. We are subject to a federal alternative minimum tax and have estimated that amount to be $652,543 for 2014. In 2014, we made estimated payments of $650,000 and $2,543 remains as a payable recorded in the Consolidated Balance Sheet as of December 31, 2014.

Note 14—Common Stock

As of December 31, 2014, shares of the Common Stock issued and outstanding were 40,523,805 and 40,513,373, respectively. As of December 31, 2013, shares of our Common Stock issued and outstanding were 40,662,749 and 40,652,317, respectively. Included in shares of our Common Stock issued as of December 31, 2014 and December 31, 2013 were 10,432 shares of treasury stock held by the Company. Included in our Common Stock both issued and outstanding as of December 31, 2013 were 158,065 shares of restricted stock. During the year ended December 31, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company, 2,724 shares of restricted stock expired unvested and were canceled, and 136,067 shares of restricted stock were cancelled in conjunction with the termination of the employment agreements with certain of our executive officers.

Note 15—Series A Convertible Redeemable Preferred Stock

As of December 31, 2014 and 2013, 6,786,334 and 6,000,571 shares of Preferred Stock were issued and outstanding, respectively. As of December 31, 2014, an additional 821,106 shares of the Preferred Stock were reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted NASDAQ market price on the dividend date (categorized as level 1) with the exception of the dividend issued on December 31, 2014 which was measured using the closing quoted OTC market price on the dividend date. The following table details the activity related to the Preferred Stock for the years ended December 31, 2014 and 2013:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance on January 1, 2013			5,305,865	$35,851,887
Accretion of discount on Preferred Stock				2,257,968
PIK Dividends Issued for Preferred Stock :	3/31/13	4/1/13	165,745	1,075,685
	6/30/13	7/1/13	170,931	1,367,488
	9/30/13	9/30/13	176,266	1,277,889
	12/31/13	12/31/13	181,764	1,574,076
Balance on December 31, 2013			6,000,571	$43,404,993

Accretion of discount on Preferred Stock				2,964,762
PIK Dividends Issued for Preferred Stock :	3/31/14	3/31/14	187,461	599,875
	6/30/14	6/30/14	193,327	552,915
	9/30/14	9/30/14	199,367	649,937
	12/31/14	12/31/14	205,608	503,739
Balance on December 31, 2014			6,786,334	$48,676,221

As of December 31, 2014, the 6,786,334 shares of Preferred Stock were issued and outstanding were convertible into 52,202,569 shares of our Common Stock.

Note 16—Profit Sharing Plan

Substantially all of the employees were covered by our profit sharing plan under Section 401(k) of the Code through July 31, 2014 at which time the plan was terminated. Eligible employees were able to make contributions to the plan by electing to defer some of their compensation. We were required to match 100% of the first 3% of their annual compensation contributed and 50% of the following 2% of their annual compensation contributed. Our matching contributions vested immediately.  Our contributions to the Plan for the years ended December 31, 2014 and 2013 were $86,122 and $174,958, respectively. We elected a Safe Harbor 401(k) plan for the years ended December 31, 2014 and 2013. A Safe Harbor 401(k) plan generally satisfies the non-discrimination rules for elective deferrals and employer matching contributions. For a 401(k) plan to be considered a Safe Harbor plan, employers must satisfy certain contribution, vesting, and notice requirements. Under Safe Harbor, the matching contributions vest immediately.

Note 17—Investment in Canada Energy Partners

As of December 31, 2013, we owned two million shares of Canada Energy Partners (“CEP”). In December 2013, we were offered $140,000 for our CEP shares and completed the sale of those shares for that amount in January 2014. As such, we classified those shares as available for sale and recorded at fair value in Other current assets on the Consolidated Balance Sheet as of December 31, 2013. Additionally, the gains or losses related to both market price fluctuation and currency translation adjustment on the shares of CEP that were held in Accumulated other comprehensive loss in the Consolidated Balance Sheets were reclassified to net income as the recorded value of the CEP shares was considered to be permanently impaired as of December 31, 2013. As of December 31, 2013, the value of the shares recorded in Other noncurrent assets was $240,749 using a Level 1 input (the closing price of the shares on the TSX Venture Exchange). Accumulated other comprehensive loss of $53,020 in the Consolidated Balance Sheets as of December 31, 2013 consisted of a $61,661 decrease in market value offset by a $8,641 gain related to currency translation on the CEP shares.

Note 18—Share-Based Awards

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

Environmental and Regulatory

As of December 31, 2014, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Operating Lease Commitments

We have no future minimum lease commitments as of December 31, 2014 under non-cancelable operating leases having remaining terms in excess of one year. Total rental expenses under operating leases were approximately $1.5 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON GAS

EXPLORATION, DEVELOPMENT AND PRODUCING ACTIVITIES (UNAUDITED)

This supplemental schedule provides unaudited information pursuant to ASC 932 and certain other information.

Capitalized Costs—Capitalized costs and accumulated depletion and impairment of natural gas properties relating to our gas producing activities, all of which are conducted within the continental United States as of December 31, 2014 and 2013 are summarized below.

	2014	2013
Unevaluated properties	$—	$—
Properties subject to amortization	—	333,109,974
Capitalized costs—consolidated	—	333,109,974
Accumulated depletion and impairment of natural gas properties	—	(291,125,953)
Net capitalized costs	$—	$41,984,021

Capitalized Costs Incurred

We have historically capitalized certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of our investment in natural gas properties over the periods benefited by these activities. No such costs were capitalized during the years ended December 31, 2014 and 2013. The following table discloses costs incurred in gas property acquisition, exploration and development activities for years ended December 31, 2014 and 2013.

	2014	2013
Acquisition costs-proved	$99,876	$122,114
Development costs incurred	(23,615)	872,715
Total costs incurred	$76,261	$994,829

Reserves—The following table summarizes our net ownership interests in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the continental United States. Reserve estimates for natural gas contained below were prepared by Prator Bett, L.L.C., independent petroleum engineers.

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

	2014	2013
Natural Gas Reserves (Mcf)
Proved reserves at beginning of year	101,941,000	137,181,000
Revisions of previous estimates	—	16,320,000
Disposition	(99,163,000)	(41,381,000)
Production	(2,778,000)	(10,179,000)
Proved reserves at end of year	—	101,941,000
Proved developed reserves at beginning of year	101,941,000	137,181,000
Proved developed reserves at end of year	—	101,941,000

The following table presents the standardized measure of future net cash flows related to proved gas reserves in accordance with ASC 932. All components of the standardized measure are from proved reserves, all of which are located entirely within the continental United States. As prescribed by this statement, the amounts shown for December 31, 2014 and 2013 are calculated using the unweighted arithmetic average of the price on the first day of each month within the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of future production and the costs that will be incurred throughout the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved gas reserves, the results are not necessarily indicative of the fair market value of estimated proved reserves, and the results may not be comparable to estimates disclosed by other gas producers.

Standardized Measure	2014	2013
Future cash inflows	$—	$382,780,000
Future production costs	—	(225,990,000)
Future development costs	—	(6,022,000)
Future income taxes	—	—
Future net cash flows	—	150,768,000
10% annual discount to reflect timing of cash flows	—	(84,448,000)
Standardized measure of discounted future net cash flows	$—	$66,320,000

Changes in standardized measure relating to proved gas reserves for the years ended December 31, 2014 and 2013 are summarized below:

Changes in Standardized Measure	2014	2013
Standardized measure at beginning of year	$66,320,000	$72,868,000
Sales and transfers of oil and gas produced —net of production cost	(6,191,000)	(15,141,000)
Net changes in prices and production cost	—	27,128,000
Dispositions	(60,129,000)	(24,768,000)
Net change in development cost	76,000	1,032,000
Revision of previous quantity estimates	—	(905,000)
Accretion of discount before income taxes	2,380,000	5,392,000
Net change in income taxes	—	—
Changes in production rates (timing) and other	(2,456,000)	714,000
Subtotal net change	(66,320,000)	(6,548,000)
Standardized measure at end of year	$—	$66,320,000

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

Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

/s/ MICHAEL Y. MCGOVERN	/S/ TONY OVIEDO
Michael Y. McGovern	Tony Oviedo
Chief Executive Officer	Chief Financial Officer

Houston, Texas

February 17, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2014, and is incorporated by reference to this report.

Item 11. Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

(1) Financial Statements

Page
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets as of December 31, 2014 and 2013	23
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	24
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013	25
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013	26
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	27
Notes to Audited Consolidated Financial Statements	28
SUPPLEMENTARY INFORMATION (UNAUDITED)—
Supplementary Financial and Operating Information on Gas Exploration, Development and Producing Activities (Unaudited) for the years ended December 31, 2014 and 2013	39

(2) Financial Statement Schedules

None.

(3)                  Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated, previously filed exhibits are incorporated herein by reference.

Exhibit No.	Description

2.1**

Asset Purchase Agreement among GeoMet, Inc., Seller, GeoMet Operating Company, Inc., Operator and Saga Resource Partners LLC, Buyer, dated May 3, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2013).

2.2**

Asset Purchase Agreement by and among GeoMet, Inc., GeoMet Operating Company, Inc., and GeoMet Gathering Company, LLC, as Sellers, and ARP Mountaineer Production, LLC, as Buyer, and, for the sole purpose of Section 7.21 to the Purchase Agreement, Atlas Resource Partners, L.P., dated February 13, 2014 (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 18, 2014).

3.1

Amended and Restated Certificate of Incorporation of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on July 25, 2006 (Registration No. 333-131716)).

3.2

Certificate of Designations of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, of GeoMet, Inc. (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 24, 2010).

3.3	Amended and Restated Bylaws of GeoMet, Inc. (Adopted as of September 14, 2010) (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 20, 2010).

3.4

Certificate of Amendment to the Certificate of Designations of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 28, 2010).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GeoMet, Inc. (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 22, 2014).

10.1

Investment Agreement, dated June 2, 2010, by and between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 24, 2010).

10.2

First Amendment to Investment Agreement, dated September 3, 2010, by and between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 10, 2010).

10.3

Form of Indemnification Agreement between GeoMet, Inc. and officers and directors of GeoMet, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 20, 2010).

10.4

Second Amendment to Investment Agreement, dated November 5, 2010, by and between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 10, 2010).

10.5

GeoMet, Inc. 2006 Long-Term Incentive Plan (Amended and Restated, effective dated November 9, 2010) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2010).

10.6

Fifth Amended and Restated Credit Agreement, dated October 14, 2011, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on November 22, 2011).

10.7*

First Amendment to Fifth Amended and Restated Credit Agreement, dated June 21, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S.

Exhibit No.	Description
Bank National Association, Comerica Bank, and Capital One.

10.8

Second Amendment to Fifth Amended and Restated Credit Agreement, dated June 21, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 25, 2012).

10.9

Third Amendment to Fifth Amended and Restated Credit Agreement, dated July 25, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2012).

10.10

Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2012).

10.11

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated May 1, 2013, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013).

10.12

Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated November 26, 2013, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2013).

10.13

Seventh Amendment to Fifth Amended and Restated Credit Agreement, dated February 28, 2014, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 4, 2014).

10.14

Agreement Concerning Termination Of Employment Agreement And General Release, effective dated as of May 12, 2014, between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 13, 2014).

10.15

Agreement Concerning Termination Of Employment Agreement And General Release, effective dated as of May 12, 2014, between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 13, 2014).

10.16

Agreement Concerning Termination Of Employment Agreement And General Release, effective dated as of May 12, 2014, between GeoMet, Inc. and Brett S. Camp (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 13, 2014).

10.17

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan, effective dated as of May 12, 2014, between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 13, 2014).

10.18

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan, effective dated as of May 12, 2014, between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 13, 2014).

10.19

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan, effective dated as of May 12, 2014, between GeoMet, Inc. and Brett S. Camp (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on May 13, 2014).

10.20

Retention Bonus and Severance Agreement, effective dated as of September 1, 2014, by and between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 27, 2014).

Exhibit No.	Description

21.1*	List of Subsidiaries of GeoMet, Inc.

23.1*	Consent of Hein & Associates LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith.

**                   The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2015.

GEOMET, INC.

By:	/s/ MICHAEL Y. MCGOVERN
Name:	Michael Y. McGovern
Title:	President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 17, 2015.

Signature	Capacity

/s/ MICHAEL Y. MCGOVERN	Chairman of the Board of Directors, President and Chief Executive Officer
Michael Y. McGovern

/s/ TONY OVIEDO	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Tony Oviedo

/s/ JAMES C. CRAIN	Director
James C. Crain

/s/ STANLEY L. GRAVES	Director
Stanley L. Graves

INDEX TO EXHIBITS

Exhibit No.	Description

2.1**

Asset Purchase Agreement among GeoMet, Inc., Seller, GeoMet Operating Company, Inc., Operator and Saga Resource Partners LLC, Buyer, dated May 3, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2013).

2.2**

Asset Purchase Agreement by and among GeoMet, Inc., GeoMet Operating Company, Inc., and GeoMet Gathering Company, LLC, as Sellers, and ARP Mountaineer Production, LLC, as Buyer, and, for the sole purpose of Section 7.21 to the Purchase Agreement, Atlas Resource Partners, L.P., dated February 13, 2014 (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 18, 2014).

3.1

Amended and Restated Certificate of Incorporation of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on July 25, 2006 (Registration No. 333-131716)).

3.2

Certificate of Designations of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, of GeoMet, Inc. (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 24, 2010).

3.3	Amended and Restated Bylaws of GeoMet, Inc. (Adopted as of September 14, 2010) (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 20, 2010).

3.4

Certificate of Amendment to the Certificate of Designations of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, of GeoMet, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 28, 2010).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GeoMet, Inc. (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 22, 2014).

10.1

Investment Agreement, dated June 2, 2010, by and between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 24, 2010).

10.2

First Amendment to Investment Agreement, dated September 3, 2010, by and between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 10, 2010).

10.3

Form of Indemnification Agreement between GeoMet, Inc. and officers and directors of GeoMet, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 20, 2010).

10.4

Second Amendment to Investment Agreement, dated November 5, 2010, by and between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 10, 2010).

10.5

GeoMet, Inc. 2006 Long-Term Incentive Plan (Amended and Restated, effective dated November 9, 2010) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2010).

10.6

Fifth Amended and Restated Credit Agreement, dated October 14, 2011, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on November 22, 2011).

10.7*

First Amendment to Fifth Amended and Restated Credit Agreement, dated June 21, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One.

Exhibit No.	Description
10.8

Second Amendment to Fifth Amended and Restated Credit Agreement, dated June 21, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 25, 2012).

10.9

Third Amendment to Fifth Amended and Restated Credit Agreement, dated July 25, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2012).

10.10

Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated August 8, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2012).

10.11

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated May 1, 2013, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013).

10.12

Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated November 26, 2013, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2013).

10.13

Seventh Amendment to Fifth Amended and Restated Credit Agreement, dated February 28, 2014, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 4, 2014).

10.14

Agreement Concerning Termination Of Employment Agreement And General Release, effective dated as of May 12, 2014, between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 13, 2014).

10.15

Agreement Concerning Termination Of Employment Agreement And General Release, effective dated as of May 12, 2014, between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 13, 2014).

10.16

Agreement Concerning Termination Of Employment Agreement And General Release, effective dated as of May 12, 2014, between GeoMet, Inc. and Brett S. Camp (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 13, 2014).

10.17

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan, effective dated as of May 12, 2014, between GeoMet, Inc. and William C. Rankin (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 13, 2014).

10.18

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan, effective dated as of May 12, 2014, between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 13, 2014).

10.19

Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units Under the GeoMet, Inc. 2006 Long-Term Incentive Plan, effective dated as of May 12, 2014, between GeoMet, Inc. and Brett S. Camp (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on May 13, 2014).

10.20

Retention Bonus and Severance Agreement, effective dated as of September 1, 2014, by and between GeoMet, Inc. and Tony Oviedo (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 27, 2014).

Exhibit No.	Description
21.1*	List of Subsidiaries of GeoMet, Inc.

23.1*	Consent of Hein & Associates LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith.

**                   The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.