Form 10-K/A
period 2014-12-31
GeoMet, Inc.
filed 2015-04-29
CIK 1352302

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

As of April 16, 2015, 40,513,373 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “our,” “us” or similar terms) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of providing the information required by Part III of Form 10-K. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to include the currently dated certifications of the principal executive officer and principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The certifications of such principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certificate under Section 906 of the Sarbanes-Oxley Act as no financial statements are being filed with this Form 10-K/A.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

GeoMet, Inc.

Form 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists the name, age, and office of each of our members of our Board of Directors (the “Board of Directors” or the “Board”) and executive officers who served during the year that ended on December 31, 2014.  There are no family relationships between any director or executive officer and any other director or executive officer.

Name	Age	Position

Michael Y. McGovern	63	Chairman of the Board of Directors and President and Chief Executive Officer (Principal Executive Officer from September 1, 2014)

William C. Rankin	65	President and Chief Executive Officer (Principal Executive Officer through August 31, 2014)

Tony Oviedo	61	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Brett S. Camp	56	Senior Vice President—Operations (through August 31, 2014)

James C. Crain	66	Director

Stanley L. Graves	70	Director

W. Howard Keenan, Jr.	64	Director (until his resignation on August 31, 2014)

Gary S. Weber	63	Director (until his resignation on August 31, 2014)

Biographies of Current Directors and Executive Officers

Michael Y. McGovern has over 35 years of experience in the oil and gas business and currently serves as Chief Executive Officer of the Company, a position to which he was appointed by the Board of Directors on September 1, 2014, as well as Chairman and Chief Executive Officer of Sherwood Energy, LLC (“Sherwood”), a position to which he was appointed on March 31, 2009. Mr. McGovern also currently serves on the boards of directors of Quicksilver Resources, Inc., Probe Holdings, Inc., Sonneborn, Inc. and Cactus Wellhead, LLC. In addition, Mr. McGovern served as a director of Tronox, Inc. from April 2008 to January 2011. Mr. McGovern served as the Chief Executive Officer of Pioneer Companies from 2002 to 2007, two years of which he also served as the Chairman. Mr. McGovern holds a Bachelor of Science Degree in Business from Centenary College. The Board, in reviewing and assessing Mr. McGovern’s extensive background in the oil and natural gas industry, particularly as an industry executive, determined that he provides the Board with a valuable management background for the execution of the Company’s strategy. Mr. McGovern was nominated to the Board pursuant to an agreement with Sherwood. The agreement was entered into in connection with Sherwood’s acquisition of Preferred Stock, par value $0.001 per share (“Preferred Stock”), and requires that we nominate Mr. McGovern if so instructed by Sherwood. Mr. McGovern was appointed as our Chairman of the Board as of April 30, 2012.

Tony Oviedo has served as the Company’s Senior Vice President and Chief Financial Officer since April 2012.  He previously served as our financial reporting manager from March 2006 through October 2007 and then served as the Vice President, Chief Accounting Officer and Controller through April 2012. Mr. Oviedo has over 28 years of energy experience with both private and public companies. Prior to joining GeoMet, he was Compliance Director at Resolution Performance Products, LLC and held positions as Chief Accounting Officer, Controller, and Director of Financial Reporting with various companies in the oil and gas industry.  Mr. Oviedo is a certified public accountant and holds a Bachelor’s degree in Business Administration with a concentration in accounting and tax from the University of Houston. Prior to the aforementioned experience, Mr. Oviedo served in the audit practice of KPMG LLP’s Energy Group.

James C. Crain has been involved in the energy industry for over 39 years, both as an attorney and as an executive officer. Mr. Crain currently serves on the boards of directors of Enlink Midstream, LLC (appointed in March 2014), Armstrong Energy, Inc. (appointed in 2011) and Approach Resources, Inc. (appointed in July 2007). In July 2013, Mr. Crain retired as President of Marsh Operating

Company, an investment management firm focusing on energy investments, a position that he had held since 1989. Prior to joining Marsh Operating Company in 1984, Mr. Crain was a partner in the law firm of Jenkens & Gilchrist. Mr. Crain holds a Bachelor’s Degree in Accounting, a Masters of Professional Accounting in Taxation and a Juris Doctorate, each from the University of Texas at Austin. The Board, in reviewing and assessing Mr. Crain’s background and prior contributions to the Board, determined that his extensive legal, investment and transactional experience, particularly within the oil and natural gas exploration and production industry, provides significant contributions to the Board.

Stanley L. Graves has over 38 years of experience in the oil and gas business and currently serves as President of Graco Resources, Inc., a coal and energy consulting firm (appointed in February 1990). He served as Chairman of the Board of Graves Service Company, Inc. from 1990 until it was sold in 2006. From 1997 to 2002, Mr. Graves was the President of U.S. Clay, L.P., which mined and processed bentonite. Prior to his time at U.S. Clay, L.P., Mr. Graves served as Vice President - Business Development for Ultimate Abrasive Systems, Inc., as President of Eldridge Gathering System Inc., and as Vice President of Energen Corp., a large coalbed methane producer in Alabama. Mr. Graves holds a Bachelor’s Degree in Engineering from Auburn University. Mr. Graves was Chairman (an executive officer) of CapitalSouth Bancorp (“CapitalSouth”) from 2009 through January 2013, and prior to that he was on the board of directors, but not an executive officer, of CapitalSouth. Since 2009, CapitalSouth has been in the process of liquidating. In 2012, certain of the former directors of CapitalSouth filed an involuntary petition in bankruptcy against CapitalSouth, which did not contest the filing, and a trustee was appointed for CapitalSouth in January 2013. The Board determined that Mr. Graves’ background in the coalbed methane industry, combined with his executive management experience with coalbed methane, mining and midstream companies, provides the Board with considerable knowledge and understanding of strategic and operational matters.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us during the fiscal year ended December 31, 2014, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements.

Code of Business Conduct and Ethics

All of our employees, including our executive officers and directors, are subject to our Code of Business Conduct and Ethics (“Code of Ethics”), which is also available under the “Corporate Governance—Governance Documentation” section of our website at http://www.geometinc.com. Printed copies of our Code of Ethics may be obtained without charge upon request addressed to our Corporate Secretary, GeoMet, Inc., 1221 McKinney Street, Suite 3840, Houston, Texas 77010.

Consideration of Director Nominees

Stockholder Nominees

The policy of the Board is to consider properly submitted nominations for candidates for membership on the Board, as described below under “Identifying and Evaluating Nominees for Directors.” In evaluating such nominations, the Board shall address the membership criteria adopted by the Board as described below in “Director Qualifications.” Any stockholder director nomination proposed for consideration by the Board should include the nominee’s name and qualifications for Board membership and should be addressed to:

Board of Directors

c/o Corporate Secretary

GeoMet, Inc.

1221 McKinney Street, Suite 3840

Houston, Texas 77010

Director Qualifications

The Board has adopted criteria that apply to nominees recommended by the Board for a position on the Board. The Company believes it is important to have represented on the Board strong business experience and expertise and, in particular, experience and expertise with regard to exploration and production of oil and natural gas, financial reporting, risk management and business strategy. In selecting candidates for service on the Board, in addition to skills and experience, the Board considers the independence of the individual, availability of service to the Company (including any conflicts of interest), diversity and the Board’s anticipated needs with regard to director expertise. The Board is responsible for recommending candidates for election or appointment to the Board, in accordance with the criteria, policies and principles set forth our Amended and Restated Certificate of Incorporation (the “Charter”) including consideration of candidates that provide a broad range of skills, abilities, diversity and other attributes that are necessary to successfully serve as a director.

The Board does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. The Board, however, periodically reviews the composition of our Board and in doing so considers the overall balance of knowledge, experience, background, skills, expertise, integrity, and analytical ability among the members of our Board. The Board takes into account diversity in professional experience, skills and background, and diversity in race and gender, in considering individual director candidates. Any search firm retained to assist the Board in seeking candidates for the Board will affirmatively be instructed to seek to include diverse candidates from traditional and nontraditional candidate groups.

In addition, pursuant to an investment agreement between the Company and Sherwood, as amended (the “Investment Agreement”), Sherwood is entitled to nominate one or two nominees for election to the Board (the “Sherwood Nominee(s)”) depending on Sherwood’s equity holdings in the Company.  Currently, Mr. McGovern is the Sherwood Nominee.

Identifying and Evaluating Nominees for Directors

The Board utilizes a variety of methods for identifying and evaluating nominees for director. Upon the need to add a new director or fill a vacancy on the Board, the Board will consider prospective candidates. Candidates for director may come to the attention of the Board through current Board members, professional search firms, stockholders, or other persons as provided by the charter of the former Compensation, Nominating, Corporate Governance and Ethics Committee, which the Board uses for guidance. As described above, the Board considers properly submitted stockholder nominations for candidates to the Board. Following the verification of stockholder status of persons proposing candidates, recommendations are aggregated and considered by the Board along with the other recommendations. In evaluating such nominations, the Board shall address the membership criteria adopted by the Board as described above in “Director Qualifications,” which seeks to achieve diversity in knowledge, experience, and expertise on the Board.

In addition to the Board’s director nominee identification and evaluation process, pursuant to the Investment Agreement, Sherwood is entitled to nominate the Sherwood Nominee(s) to the Board.

Board Structure and Committee Composition

Board Leadership

Our Board currently combines the role of Chairman of the Board (“Chairman”) with the role of Chief Executive Officer and believes that this structure provides an efficient and effective leadership model for the Company. Combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making and alignment on corporate strategy. Our Board also believes that the Company is strengthened by the chairmanship of Mr. McGovern, who has the strategic expertise needed to lead the Company efficiently and effectively. At this time, the Board believes the Company can most effectively execute its business strategies and plans if the Chairman is also a member of the management team. A single person, acting in the capacities of Chairman and Chief Executive Officer, provides unified leadership and focus. Our Board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairman of the board of directors, might be appropriate. Therefore, under different circumstances, the Board may elect to separate the two roles. Although our Board has not formally appointed a “lead independent director,” a majority of our Board is comprised of empowered, independent directors who oversee and regularly consult with our Chairman and Chief Executive Officer.

During the fiscal year 2014, the Board had the following three committees:  the Audit Committee, the Compensation, Nominating, Corporate Governance and Ethics Committee, and the Executive Committee. In order to better utilize the time and efforts of the reduced number of directors, the Board dissolved the Compensation, Nominating, Corporate Governance and Ethics Committee and the Executive Committee, effective December 31, 2014. The membership and function of each committee is described below. Each of the committees operates, or, if applicable, operated under a written charter adopted by the Board. A copy of each committee charter is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com. Printed copies of any of the committee charters may be obtained upon request addressed to our Corporate Secretary, GeoMet, Inc., 1221 McKinney Street, Suite 3840, Houston, Texas 77010.

Audit Committee

The members of the Audit Committee during 2014 were James C. Crain (Chair), Stanley L. Graves and Gary S. Weber, each of who met the independence criteria defined by the Nasdaq Stock Market Listing Rules (the “Nasdaq Listing Rules”) and the SEC rules during such period.  Upon Mr. Weber’s resignation on August 31, 2014, the current members of the Audit Committee are James C. Crain (Chair) and Stanley L. Graves, each of who meets the independence criteria defined by the Nasdaq Listing Rules and the SEC rules.

The Audit Committee met five times during the fiscal year 2014, either in person or by telephone. The role of the Audit Committee is to appoint our independent auditors and to review, with our auditors, the scope of the audit procedures to be applied in the conduct of the annual audit as well as the results of the annual audit. The Audit Committee works closely with management as well as the Company’s independent registered public accounting firm. A complete description of the Audit Committee’s responsibilities is available under the “Corporate Governance—Governance Documentation” section of the Company’s website at http://www.geometinc.com.

For the fiscal year 2014, the Board determined that James C. Crain (Chair) was the “audit committee financial expert” of the Board, as defined in the rules established by the SEC.

In addition, the Audit Committee considers our practices regarding risk assessment and risk management and reviews our contingent liabilities, as well as major legislative and regulatory developments that could affect us. The Audit Committee also oversees our Code of Ethics, and responses to any alleged violations of our policies made by whistleblowers. The Board reviews and attempts to mitigate risks which may result from our compensation policies, including working directly with senior management to determine whether such programs improperly encourage management to take risks relating to the business and/or whether risks arising from our compensation programs are likely to have a material adverse effect on the Company.

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

The composition of our Board and executive team recently changed significantly.  Specifically, on August 31, 2014, Mr. William C. Rankin resigned from his positions as President and Chief Executive Officer and a member of the Board, and Mr. Brett S. Camp resigned from his position as Senior Vice President — Operations.  Furthermore, on August 31, 2014, each of Mr. W. Howard Keenan, Jr. and Mr. Gary S. Weber resigned from their respective positions as a director on our Board.  Finally, Mr. Michael C. McGovern, who is a director on our Board, was appointed President and Chief Executive Officer as of September 1, 2014.

During the fiscal year 2014, the Board had the following three committees:  the Audit Committee, the Compensation, Nominating, Corporate Governance and Ethics Committee, and the Executive Committee. In order to better utilize the time and efforts of the reduced number of directors, the Board dissolved the Compensation, Nominating, Corporate Governance and Ethics Committee and the Executive Committee, effective December 31, 2014. The functions performed by the committees dissolved by the Board on December 31, 2014, are now performed by the Board.

Introduction

The following discussion provides an overview of the Company’s compensation philosophy and the background and objectives of our compensation programs for our “named executive officers” identified in the table below, which includes our former President and Chief Executive Officer, our current Senior Vice President, Chief Financial Officer and Chief Accounting Officer, and our former Senior Vice President—Operations.  The discussion also addresses the material elements of the compensation of these officers during the fiscal year 2014.  For purposes of this “Item 11. Executive Compensation,” the “Compensation Committee” refers to the Compensation, Nominating, Corporate Governance and Ethics Committee.

Name	Title
Michael Y. McGovern	President and Chief Executive Officer (Principal Executive Officer from September 1, 2014)

William C. Rankin	President and Chief Executive Officer (Principal Executive Officer through August 31, 2014)

Tony Oviedo	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Brett S. Camp	Senior Vice President—Operations (through August 31, 2014)

Compensation Considerations for 2014

The compensation to each of our named executive officers through May 9, 2014 resulted from the Employment Contracts executed on May 14, 2012 (each an “Employment Contract”). Each such Employment Contract was terminated on May 9, 2014. There were no employment contracts in place for the period May 10, 2014 through August 31, 2014. Effective September 1, 2014, the Company entered into a Retention Bonus and Severance Agreement with Mr. Oviedo through August 31, 2015 (the “Retention Bonus and Severance Agreement”). The Compensation Committee was mindful of risks that may be inherent in compensation programs and took steps to manage those risks in the structure of each compensation opportunity. The Compensation Committee could adjust our executive compensation programs as changing conditions warranted.

The Compensation Committee

The Compensation Committee had overall responsibility for the approval, evaluation and oversight of all of our compensation plans, policies and programs. The Compensation Committee periodically met with our Chairman and, on occasion, our named executive officers to discuss our compensation programs and practices for executives, other employees and independent directors. While our Chief Executive Officer made recommendations to the Compensation Committee on compensation programs and practices for executives and other employees, the Compensation Committee was not bound by and did not always accept these recommendations. From time to time, the Compensation Committee may have retained independent compensation consultants or human resource advisers on an as needed basis prior to making any final determinations. Our Chief Executive Officer attended some of the Compensation Committee meetings, but the Compensation Committee also periodically held executive sessions not attended by members of management or non-independent directors.

The Compensation Committee worked with our Chairman and Chief Executive Officer to establish an agenda for each meeting of the Compensation Committee and to prepare meeting materials. Our Chief Executive Officer, outside corporate counsel, other members of the Board or management were periodically invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee voted on items before the Compensation Committee.

Objectives of Compensation Program

Compensation Philosophy

Our executive compensation program for the fiscal year 2014 was designed with the philosophy of retaining our highly skilled and experienced executive officers and aligning the interests of these officers with our interests and those of our stockholders. The primary goal of our compensation program was to provide a reasonable total compensation opportunity along with an employment contract providing competitive severance benefits designed to motivate and incentivize our executive officers to remain with the Company and provide professional management services under distressed and uncertain conditions.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to retain management to operate the Company to complete the sale of its assets and/or pursue a corporate transaction/merger.

Elements of Compensation

The principal elements of compensation for our executive officers in 2014 included base salary, which remained unchanged from amounts established under the Employment Contracts and competitive severance package to each executive in the event of termination of employment by the Company without “Cause” or by the executive for “Good Reason,” as each term is defined in the Employment Contracts. Stock based compensation was not provided in 2014.

Through May 9, 2014, the named executive officers were eligible to participate in certain employee benefit programs consisting of life and health insurance benefits and a qualified 401(k) savings plan on the same basis as other employees of the Company. In addition, certain perquisites were available to our executive officers as described below, but we do not believe these items comprised a material element of our compensation program.

Base Salary

Mr. McGovern does not receive a salary for his position as our Chief Executive Officer.  As such, he received no salary for his services as our Chief Executive Officer in 2014. However, he received $164,750 in fees for performing his duties as a director of the Company (see discussion in “2014 Director Compensation” below).

Mr. Rankin received a salary of $120,000 through the Employment Contract termination date of May 9, 2014. For the period May 10, 2014 through August 31, 2014, he remained employed as President and Chief Executive Officer on an at-will basis, receiving an additional $18,667 in wages for that period.

Brett S. Camp received a salary of $90,000 through the Employment Contract termination date of May 9, 2014. For the period May 10, 2014 through August 31, 2014, he remained employed as Senior Vice President—Operations on an at-will basis, receiving an additional $35,000 in wages for that period.

Tony Oviedo received a salary of $90,000 through the Employment Contract termination date of May 9, 2014. For the period May 10, 2014 through August 31, 2014, he remained employed as Senior Vice President, Chief Financial Officer and Chief Accounting Officer on an at-will basis, receiving an additional $70,000 in wages for that period. For the period September 1, 2014 through December 31, 2014, under the Retention Bonus and Severance Agreement (see discussion in “Employment Matters in 2014” below), he received a salary of $100,000.

Annual Cash Bonus

No annual cash bonuses were paid during 2014.

Long-Term Incentives

Long-term incentives are not a component of our current compensation program. Our 2006 Long-Term Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of the common stock, par value $0.001 per share (“Common Stock”), have been reserved for awards to be granted, was approved by the Board and stockholders in April 2006. The purposes of the 2006 Plan was to attract employees and independent directors, align their interests with stockholder interests, and link compensation with performance. No stock awards were made in 2014.

Retirement Benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to employees, though May 9, 2014, were provided through a tax-qualified profit sharing and 401(k) plan (the “Savings Plan”), in which eligible salaried employees participated, including our named executive officers. Pursuant to the Savings Plan, employees were able to elect to reduce their annual compensation by up to 50%, subject to the statutorily prescribed limit of $17,500 ($23,000 for employees age 50 and older), in calendar year 2014, and have the amount of any reduction contributed to the Savings Plan. We matched 100% of each employee’s contributions to the Savings Plan, up to a maximum of 3% of the employee’s eligible annual compensation, and 50% of each employee’s contributions to the Savings Plan above 3%, up to a maximum of 5% of the employee’s eligible annual compensation (The statutory limit on eligible annual compensation in 2014 was $260,000). Executive officers participated in the Savings Plan on the same basis as other employees.

On May 9, 2014, the Savings Plan was terminated.

Perquisites

During 2014, Mr. Rankin and Mr. Oviedo received paid parking as well as membership fees and club dues for a downtown Houston luncheon club. Our use of perquisites as an element of compensation is limited, and we do not view perquisites as a material element of our compensation structure. The Compensation Committee annually reviewed perquisites to determine if they were appropriate and if any adjustments are warranted. In 2014, no named executive officer received perquisites with an individual value in excess of $10,000.

Corporate Change Arrangements

Vesting of all awards granted under our 2006 Plan, unless specifically addressed otherwise in award agreements, automatically accelerates and all restrictions lapse following a “Corporate Change” in the Company if, within a one-year period following the corporate change: (i) a participant voluntarily terminates his employment for “Good Reason” as defined in the 2006 Plan, or (ii) a participant’s employment is terminated by the Company for any reason other than death, cause, or inability to perform services. A “Corporate Change” includes the dissolution or liquidation of the Company, the reorganization, merger or consolidation of the Company with a non-affiliated corporation, the sale of substantially all of our assets, or if there is a change in control of the Company. A complete disclosure of all payments made to named executive officers upon termination of employment including termination following a change-in-control is provided in the section titled “Potential Payments upon Termination of Employment or Change in Control.”

Employment Contracts Effective During 2014

Effective May 14, 2012, each of Mr. Rankin and Mr. Oviedo entered into an Employment Contract that replaced their previous employment agreements. Mr. Camp, the Company’s Senior Vice President—Operations at such time, also entered into an Employment Contract effective May 14, 2012. Each of these Employment Contracts was terminated on May 9, 2014.

William C. Rankin

Under the terms of his Employment Contract, Mr. Rankin was paid an annual base salary of $320,000 and had a targeted annual bonus of $192,000. The actual amount of any annual bonus was at the sole discretion of the Compensation Committee, which considered both corporate performance and the achievement of individual performance objectives for each fiscal year. In addition, Mr. Rankin was awarded 50,000 shares of restricted stock that vest ratably over a three-year period from the date of grant, which was May 14, 2012. On May 14, 2013, 16,667 of these shares of restricted stock vested. The remaining 33,333 shares of restricted stock were forfeited on May 9, 2014 (see discussion in “Employment Matters in 2014” below).

The Employment Contract also provided that if Mr. Rankin’s employment was involuntarily terminated by the Company for reasons other than “Cause,” or by Mr. Rankin for “Good Reason,” as defined in his Employment Contract, he would be entitled to twice his annual base salary, twice his target bonus and 18 months of benefits under the provisions of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”).  This Employment Contract was terminated on May 9, 2014 and, therefore, was no longer in effect on the date of Mr. Rankin’s resignation (see discussion in “Employment Matters in 2014” below).

Tony Oviedo

Under the terms of his Employment Contract, Mr. Oviedo was paid an annual base salary of $240,000 and had a targeted annual bonus of $120,000. The actual amount of any annual bonus was at the sole discretion of the Compensation Committee, which considered both corporate performance and the achievement of individual performance objectives for each fiscal year. In addition, Mr. Oviedo was awarded 50,000 shares of restricted stock that vest ratably over a three-year period from the date of grant, which was May 14, 2012. On May 14, 2013, 16,667 of these shares of restricted stock vested. The remaining 33,333 shares of restricted stock were forfeited on May 9, 2014 (see discussion in “Employment Matters in 2014” below).

The Employment Contract also provided that if Mr. Oviedo’s employment is involuntarily terminated by the Company for reasons other than “Cause,” or by Mr. Oviedo for “Good Reason,” as defined in his Employment Contract, he would be entitled to 175% of his annual base salary, 175% of his target bonus and 18 months of benefits under the provisions of COBRA.  This Employment Contract was terminated on May 9, 2014 (see discussion in “Employment Matters in 2014” below).

Brett S. Camp

Under the terms of his Employment Contract, Mr. Camp was paid an annual base salary of $240,000 and had a targeted annual bonus of $120,000. The actual amount of any annual bonus was at the sole discretion of the Compensation Committee, which considered both corporate performance and the achievement of individual performance objectives for each fiscal year. In addition, Mr. Camp was awarded 50,000 shares of restricted stock that vest ratably over a three-year period from the date of grant, which was May 14, 2012. On May 14, 2013, 16,667 of these shares of restricted stock vested. The remaining 33,333 shares of restricted stock were forfeited on May 9, 2014 (see discussion in “Employment Matters in 2014” below).

The Employment Contract also provided that if Mr. Camp’s employment is involuntarily terminated by the Company for reasons other than “Cause,” or by Mr. Camp for “Good Reason,” as defined in his Employment Contract, he would be entitled to 175% of his annual base salary, 175% of his target bonus and 18 months of benefits under the provisions of COBRA.  Mr. Camp’s employment was not involuntarily terminated by the Company for reasons other than “Cause,” or by Mr. Camp for “Good Reason.”  This Employment Contract was terminated on May 9, 2014 and was, therefore, no longer in effect on the date of Mr. Camp’s resignation (see discussion in “Employment Matters in 2014” below).

Employment Matters in 2014

On May 9, 2014, each of Messrs. Rankin, Oviedo, and Camp entered into an (i) Agreement Concerning Termination of Employment Agreement and General Release (each a “Severance Agreement”) and (ii) Agreement Concerning Forfeiture of Restricted Stock and Restricted Stock Units under 2006 Plan (the “Forfeiture Agreement”).

Under the terms of Mr. Rankin’s Severance Agreement, Mr. Rankin and the Company terminated the Employment Contract, agreed to thereafter continue Mr. Rankin’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Rankin an amount equal to (i) $1,024,000 (which amount is equal to estimated amount of severance pay under the terminated Employment Contract that Mr. Rankin would have received if Mr. Rankin’s employment was terminated in connection with closing of the sale of substantially all of our remaining assets on May 12, 2014 (the “Asset Sale”)), plus (b) $24,392 (which amount is equal to the estimated amount of the severance benefits under the terminated Employment Contract if Mr. Rankin was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment was made to Mr. Rankin in a single lump sum on May 30, 2014. Pursuant to the Severance Agreement, Mr. Rankin’s employment with the Company continued on an at-will basis from May 10, 2014 through August 31, 2014 for a base salary of $1,250 per week.  In consideration of the payments described above, Mr. Rankin agreed to release the Company and its affiliates from any and all claims. Pursuant to Mr. Rankin’s Forfeiture Agreement, Mr. Rankin agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Rankin immediately prior to the closing of the Asset Sale.

Under the terms of Mr. Oviedo’s Severance Agreement, Mr. Oviedo and the Company terminated the Employment Contract, agreed to thereafter continue Mr. Oviedo’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Oviedo an amount equal to (i) $630,000 (which amount is equal to estimated amount of severance pay under the terminated

Employment Contract that Mr. Oviedo would have received if Mr. Oviedo’s employment was terminated in connection with the Asset Sale), plus (b) $24,392 (which amount is equal to the estimated amount of the severance benefits under the terminated Employment Contract if Mr. Oviedo was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment was made to Mr. Oviedo in a single lump sum on May 30, 2014. Pursuant to the Severance Agreement, Mr. Oviedo’s employment with the Company continued on an at-will basis from May 10, 2014 through August 31, 2014 for a base salary of $4,625 per week.  In consideration of the payments described above, Mr. Oviedo agreed to release the Company and its affiliates from any and all claims. Pursuant to Mr. Oviedo’s Forfeiture Agreement, Mr. Oviedo agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Oviedo immediately prior to the closing of the Asset Sale.

Under the terms of Mr. Camp’s Severance Agreement, Mr. Camp and the Company terminated the Employment Contract, agreed to thereafter continue Mr. Camp’s employment with the Company on an at-will basis, and agreed that the Company would pay Mr. Camp an amount equal to (i) $630,000 (which amount is equal to estimated amount of severance pay under the terminated Employment Contract that Mr. Camp would have received if Mr. Camp’s employment was terminated in connection with the Asset Sale), plus (b) $35,070 (which amount is equal to the estimated amount of the severance benefits under the terminated Employment Contract if Mr. Camp was to become entitled to such benefits for the full number of months specified in such agreement), less all required withholdings and deductions.  Such payment was made to Mr. Camp in a single lump sum on May 30, 2014. Pursuant to the Severance Agreement, Mr. Camp’s employment with the Company continued on an at-will basis from May 10, 2014 through August 31, 2014 for a base salary of $2,310 per week.  In consideration of the payments described above, Mr. Camp agreed to release the Company and its affiliates from any and all claims. Pursuant to Mr. Camp’s Forfeiture Agreement, Mr. Camp agreed to forfeit, for no monetary consideration, all unvested restricted stock and restricted stock units in the Company held by Mr. Camp immediately prior to the closing of the Asset Sale.

On August 31, 2014, in consideration of each of the executive officers agreeing to serve in such capacity until such date, the Company paid each of Messrs. Rankin, Oviedo and Camp a bonus payment equal to each such executive officer’s base salary for a two week period.  Accordingly, Mr. Rankin was paid a $2,500 bonus payment, Mr. Oviedo was paid a $9,250 bonus payment, and Mr. Camp was paid a $4,600 bonus payment.

On August 31, 2014, Mr. Rankin resigned from his positions as President and Chief Executive Officer of the Company and Mr. Camp resigned from his positions as Senior Vice President—Operations of the Company.  Upon his resignation, neither Mr. Rankin nor Mr. Camp received any payments other than the bonus payment described in the preceding paragraph.  The Board appointed Mr. McGovern as President and Chief Executive Officer, effective as of September 1, 2014.

Effective September 1, 2014, the Company and Mr. Oviedo, as Chief Financial Officer of the Company, entered into the Retention Bonus and Severance Agreement. Following the Asset Sale, the Company has been seeking to enter into either a business combination/merger or a dissolution and distribution of its remaining assets in accordance with applicable law. In order to facilitate this next step, the Board has determined that it is essential and in the best interest of the Company to enter into the Retention Bonus and Severance Agreement. Mr. Oviedo’s base salary is $12,500 semi-monthly, and the Retention Bonus and Severance Agreement has a retention bonus of $120,000 to be paid if Mr. Oviedo remains with the Company through August 31, 2015 or if he experiences a “Qualifying Termination,” as defined in the Retention Bonus and Severance Agreement, prior to such date.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and our named executive officers. These agreements provide that we will, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our Charter, Amended and Restated Bylaws and applicable law. We believe these indemnification agreements enhance our ability to employ knowledgeable and experienced executives and attract independent, non-management directors.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits our ability to deduct, as an expense, compensation in excess of $1 million paid to our Chief Executive Officer and our other named executive officers unless certain specific and detailed criteria are satisfied. Qualifying performance-based compensation is not subject to the deduction limit if the Code requirements are met. In this regard, we consider the anticipated tax treatment to our Company and our executive officers in the review and establishment of compensation programs and payments. We believe that it is desirable to structure the compensation of our named executive officers to be tax deductible to the extent possible, and we believe that stock options and performance-based restricted stock awarded in the past meet the requirements for tax deductibility under the Code. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

In structuring equity-based awards and in determining the size of such awards, the Compensation Committee took the Financial Accounting Standards Board Accounting Standards Codification Topic 718—Stock Compensation (“FASB ASC Topic 718”) accounting expense of such awards into consideration and was aware that although equity awards may be deductible for tax purposes by the Company, the accounting rules pursuant to FASB ASC Topic 718 require that the portion of the tax benefit in excess of the financial compensation cost be recorded as paid-in-capital. There were no equity awards granted in the fiscal year 2014.

Under Section 409A of the Code (“Section 409A”), amounts deferred for an executive officer under a nonqualified deferred compensation plan may be included in gross income when vested and subject to a 20% or more additional federal tax, unless the plan complies with certain requirements related to the timing of deferral election and distribution decisions. During 2008, we engaged outside advisers to review all of our compensation plans and agreements to determine whether those plans met the requirements of Section 409A. It was determined that some modifications to our existing agreements were required, and the Compensation Committee approved certain amendments to our employment agreements and our long-term incentive award agreements to comply with Section 409A final regulations. As new award documents and employment agreements are drafted, we rely on our outside counsel to assure the requirements of Section 409A are met.

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

Compensation Risk

The preceding “Compensation Discussion and Analysis” section generally describes our compensation policies, plans and practices that were applicable for our named executive officers. The Compensation Committee reviewed the relationship between our risk management policies and practices, corporate strategy and compensation practices. The Compensation Committee had determined that these plans and practices, as applied to all of our employees, including our executive officers, did not encourage excessive risk taking at any level of our Company. The Compensation Committee did not believe that risks arising from its compensation plans, policies or practices are reasonably likely to have a material adverse effect on our Company except that the Company may not be able to retain certain key employees because it cannot provide sufficiently competitive compensation packages.

Conclusion

We believe the compensation programs and policies that our Compensation Committee had designed sufficiently motivate our named executive officers to perform at a level necessary to achieve our operational objectives. The various elements of compensation combine to align the interests of our named executive officers with those of our stockholders.

Following the dissolution of our Compensation Committee, as of December 31, 2014, the Board has not met to discuss, and has not made, any material compensation decisions or determinations with respect to fiscal year 2015.

Summary Compensation Table

The table below sets forth information regarding compensation for the fiscal years ended December 31, 2014 and 2013 for each named executive officers:

Name and Principal/Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Michael Y. McGovern	2014	$—	$—	$—	$—	$—	$—	$—	$—
President and Chief Executive Officer (from September 1, 2014)	2013	$—	$—	$—	$—	$—	$—	$—	$—
William C. Rankin	2014	$138,667	$—	$—	$—	$—	$—	$1,090,123	$1,228,790
President and Chief Executive Officer (through August 31, 2014)	2013	$320,000	$—	$—	$—	$192,000	$—	$14,859	$526,859
Tony Oviedo	2014	$260,000	$—	$—	$—	$—	$—	$708,783	$968,783
Senior Vice President, CFO, and CAO	2013	$240,000	$—	$—	$—	$120,000	$—	$14,995	$374,995
Brett S. Camp	2014	$125,000	$—	$—	$—	$—	$—	$680,599	$805,599
Senior Vice President-Operations (through August 31, 2014)	2013	$240,000	$—	$—	$—	$120,000	$—	$14,112	$374,112

(1) Due to the significant decline in natural gas prices and the need to preserve liquidity, the Compensation Committee decided not to pay any discretionary bonuses to the named executive officers pursuant to the 2014 and 2013 bonus plans.

(2) In November 2012, the Compensation Committee approved the payment of a contingent bonus to each named executive officer within 60 days of the elimination of the borrowing base deficiency that existed under the Company’s credit agreement at such time. The amount of the bonus was equal to the target bonus set out in each named executive officer’s respective Employment Contract. A bonus was paid in June 2013, upon the closing of the sale of the Company’s Alabama properties and the simultaneous curing of the borrowing base deficiency that existed under the Company’s credit agreement at such time. There were no such bonuses awarded for 2014.

(3) All other compensation during 2014 includes:

Name	Severance	Cobra	401(k) Matching	Group Life Insurance	Club Membership	Parking/Auto	Unused Vacation	Total
William C. Rankin	$1,024,000	$24,392	$10,400	$—	$1,737	$1,890	$27,704	$1,090,123
Tony Oviedo	$630,000	$24,392	$10,400	$231	$2,010	$2,520	$39,230	$708,783
Brett S. Camp	$630,000	$35,070	$10,400	$129	$—	$—	$5,000	$680,599

All other compensation during 2013 includes:

Name	401(k) Matching	Group Life Insurance	Club Membership	Parking/Auto	Total
William C. Rankin	$10,200	$—	$2,199	$2,460	$14,859
Tony Oviedo	$10,200	$396	$1,939	$2,460	$14,995
Brett S. Camp	$10,200	$296	$—	$3,616	$14,112

There were no outstanding equity awards at December 31, 2014. Additionally, there were no grants of plan-based awards, no stock option exercises, nor restricted stock awards related to each named executive officers during 2014.

Potential Payments upon Termination of Employment or Change in Control

We have entered into certain agreements, as described below, which required us to provide specified payments and benefits to some or all of our named executive officers under certain circumstances.  At present, none of our executive officers, except for Mr. Tony Oviedo, are party to an employment agreement with us.  As discussed above, Mr. Rankin and Mr. Camp resigned from their officer positions on August 31, 2014.  In connection with such departures, each received certain payments that differ from the amounts discussed below and are described in “Executive Compensation - Employment Matters in 2014” above.

As described under “Executive Compensation - Employment Contracts Effective During 2014” above, Messrs. Rankin, Oviedo and Camp were party to Employment Contracts (each of which terminated on May 9, 2014) that entitled them to severance payments if their employment was terminated under certain circumstances.  The amount of the compensation was contingent upon a number of factors, including the circumstances under which employment is terminated. The table below quantifies the amount that would become payable to each named executive officer as a result of his termination of employment. The amounts shown assume that such termination was effective on December 31, 2014 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of the officer’s termination of employment.

Awards of stock options and restricted stock under the 2006 Plan prescribe the treatment of those awards under certain events including termination for “Cause” and termination following or in connection with a “Corporate Change.” For purposes of those awards, “Cause” is defined as a finding by the committee designated by the Board to administer the 2006 Plan of acts or omissions constituting, (a) a breach of duty by the executive in the course of his employment or service involving fraud, acts of dishonesty (other than inadvertent acts or omissions), disloyalty to the Company, or moral turpitude constituting criminal felony; (b) conduct by the executive that is materially detrimental to the Company, monetarily or otherwise, or reflects unfavorably on the Company or the executive to such an extent that the Company’s best interests reasonably require the termination of the executive’s employment or service; (c) acts or omissions of the executive materially in violation of his obligations under any written employment or other agreement between the executive and the Company or at law; (d) the executive’s failure to comply with or enforce Company policies concerning equal employment opportunity, including engaging in sexually or otherwise harassing conduct; (e) the executive’s repeated insubordination; (f) the executive’s failure to comply with or enforce, in any material respect, all other personnel policies of the Company; (g) the executive’s failure to devote his full (or other required) working time and best efforts to the performance of his responsibilities to the Company; or (h) the executive’s conviction of, or entry of a plea agreement or consent decree or similar arrangement with respect to a felony or any violation of federal or state securities laws.

The 2006 Plan defines a “Corporate Change” as (a) the dissolution or liquidation of the Company; (b) a reorganization, merger or consolidation of the Company with one or more corporations (other than a merger or consolidation effecting a reincorporation of the Company in another state or any other merger or consolidation in which the stockholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Company and their proportionate interests therein immediately prior to the merger or consolidation) (collectively, a “Corporate Change Merger”); (c) the sale of all or substantially all of the assets of the Company; or (d) the occurrence of a Change in Control. Notwithstanding the foregoing, “Corporate Change” shall not include any public offering of equity of the Company pursuant to a registration statement that is effective under the Securities Act of 1933, as amended. A “Change in Control” shall be deemed to have occurred if (a) individuals who were directors of the Company immediately prior to a Control Transaction shall cease, within two years of such Control Transaction to constitute a majority of the Board (or of the Board of any successor to the Company or to a company which has acquired all or substantially all its assets) other than by reason of an increase in the size of the membership of the applicable Board that is approved by at least a majority of the individuals who were directors of the Company immediately prior to such Control Transaction or (b) any entity, person or Group acquires shares of the Company in a transaction or series of transactions that result in such entity, person or Group directly or indirectly owning beneficially 50% or more of the outstanding shares of Common Stock. As used herein, “Control Transaction” means (a) any tender offer for or acquisition of capital stock of the Company pursuant to which any person, entity, or Group directly or indirectly acquires beneficial ownership of 20% or more of the outstanding shares of Common Stock; (b) any Corporate Change Merger of the Company; (c) any contested election of directors of the Company; or (d) any combination of the foregoing, any one of which results in a change in voting power sufficient to elect a majority of the Board. As used herein, “Group” means persons who act “in concert” as described in Sections 13(d)(3) and/or 14(d)(2) of the Exchange Act.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR A CHANGE IN CONTROL

AS OF DECEMBER 31, 2014

Name and Triggering Event	Cash Severance Payment	Welfare and Similar Benefits	Stock Awards	Option Awards	Total
Tony Oviedo
Death	—	—	—	—	—
Disability	—	—	—	—	—
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$320,000	—	—	—	$320,000
Good reason termination	$320,000	—	—	—	$320,000
After a Corporate Change in Control:
Voluntary termination or termination with cause	—	—	—	—	—
Involuntary termination without cause	$320,000	—	—	—	$320,000
Good reason termination	$320,000	—	—	—	$320,000

(1)         Amounts in the table represent obligations of the Company under the Retention Bonus and Severance Agreement and are valued as of December 31, 2014.

2014 Director Compensation

Compensation of independent directors was determined by the Board based upon recommendations prepared by the Compensation Committee. In 2014, each independent, non-employee director was paid an annual retainer of $60,000, in addition to $1,500 for each board meeting and $1,000 for each committee meeting attended in person. A fee of $200 per hour was paid for all meetings attended by phone. The Chairman was paid a quarterly retainer of $25,000; the Chair of the Audit Committee was paid an annual retainer of $10,000; and the Chair of the Compensation Committee was paid an annual retainer of $5,000. All directors are reimbursed for reasonable expenses incurred in connection with their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Crain	$75,250	—	—	—	—	—	$75,250
Stanley L. Graves	$70,250	—	—	—	—	—	$70,250
W. Howard Keenan, Jr. (1)	—	—	—	—	—	—	—
Michael Y. McGovern	$164,750	—	—	—	—	—	$164,750
Gary S. Weber (2)	$64,300	—	—	—	—	—	$64,300

(1)         Mr. Keenan waived any compensation for serving as a director of the Company until his resignation on August 31, 2014.

(2)   Mr. McGovern is also our Chief Executive Officer. He does not receive a salary for his position as our Chief Executive Officer. However, during the fiscal year 2014, he received $164,750 in fees for performing his duties as a director of the Company.

(3)         Represents compensation until his resignation on August 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 16, 2015, with respect to beneficial ownership of the Common Stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of the Common Stock outstanding as of such date, (ii) each of our directors, (iii) our former Chief Executive Officer, current Chief Executive Officer and Chief Financial Officer, and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its Common Stock and Preferred Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 40,513,373 shares of Common Stock outstanding as of April 16, 2015. The percentage of shares of Preferred Stock outstanding is based on 6,998,360 shares of Preferred Stock outstanding as of April 16, 2015.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)(2)	% Of Total Common Shares Outstanding (2)	Number of Series A Preferred Shares Beneficially Owned	% Of Total Series A Preferred Shares Outstanding	Number of Total Voting Shares (3)	% Of Total Voting Shares (3)
Sherwood Energy, LLC (4)	—	—%	4,098,067	58.6%	31,523,592	33.4%
1221 Lamar Street, 10th Floor, Suite 1001
Houston, Texas 77010

Yorktown Energy Partners IV, L.P.	12,437,072	30.7%	—	—	12,437,072	13.2%
410 Park Avenue
New York, New York 10022

Grace Brother, Ltd. (5)	—	—%	1,230,255	17.6%	9,463,499	10.0%
1560 Sherman Avenue, Suite 900
Evanston, IL 60201

T. Rowe Price Associates, Inc. (6)	—	—%	697,265	10.0%	5,363,576	5.7%
100 East Pratt Street
Baltimore, Maryland 21202

CrossCap Management, Inc. (7)	3,701,000	9.1%	—	—	3,701,000	3.9%
5851 San Felipe, Suite 230
Houston, Texas 77057

William C. Rankin	668,666	1.7%	—	—	668,666	0.7%
1401 Calumet Street, Unit 211
Houston, Texas 77004

Brett S. Camp	932,428	2.3%	21,865	0.3%	1,100,620	1.2%
241 Eden View Drive
Hoover, Alabama 35244

Stanley L. Graves (8)	187,519	0.5%	10,130	0.1%	265,442	0.3%
1221 McKinney Street, Suite 3840
Houston, Texas 77010

James C. Crain (9)	186,519	0.5%	8,205	0.1%	249,634	0.3%
1221 McKinney Street, Suite 3840
Houston, Texas 77010

Tony Oviedo	89,984	0.2%	—	—	89,984	0.1%
1221 McKinney Street, Suite 3840
Houston, Texas 77010

Michael Y. McGovern	106,125	0.3%	—	—	106,125	0.1%
1221 McKinney Street, Suite 3840
Houston, Texas 77010

All executive officers and directors as a group (four persons)	570,147	1.4%	18,335	0.3%	711,185	0.8%

(1)                  Unless otherwise indicated, all outstanding shares of Common Stock are held directly with sole voting and investment power.

(2)                  Excludes shares of Common Stock issuable on conversion of shares of Preferred Stock.

(3)                  Our outstanding Preferred Stock votes on an as-converted basis with the Common Stock.  As of April 16, 2015, we had outstanding 40,513,373 shares of Common Stock and 6,998,360 shares of Preferred Stock, which were entitled to 53,833,538 votes, for a total of 94,346,911 voting shares.  The “total voting shares owned” represents the number of votes that the person indicated in the table is entitled to vote by reason of such person’s ownership of Common Stock and Preferred Stock as of April 16, 2015.  The “percent of total voting shares” represents the number of votes the person is entitled to vote divided by the total number of votes that may be cast as of April 16, 2015.

(4)                  Based on a Schedule 13D filed on September 14, 2010, the reported shares are owned directly by Sherwood.  The Schedule 13D states that, because of their relationships to Sherwood, the following persons may be deemed to indirectly beneficially own the reported shares: Cadent Energy Partners II, L.P., a Delaware limited partnership, Cadent Energy Partners II-GP, L.P., a Delaware limited partnership, CEP II-GP, LLC, a Delaware limited liability company, Cadent Energy Partners, LLC, a Delaware limited liability company, Paul McDermott and Bruce Rothstein. Indirect beneficial ownership may be attributed to the persons other than Sherwood solely because of their control relationship with respect to Sherwood.  Mr. McGovern is an executive officer of Sherwood, and disclaims beneficial ownership of the reported shares.

(5)                  Represents shares of Preferred Stock owned at December 31, 2014 based on information contained in a Schedule 13G filed on January 16, 2015 with the SEC.

(6)                  Represents shares of Common Stock and shares of Preferred Stock owned at December 31, 2014 based on information contained in a Schedule 13G/A filed on February 11, 2015 with the SEC. These shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment advisor with power to direct investments and/or sole power to vote the shares. For the purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares.

(7)                  Represents shares of Common Stock owned at August 1, 2014 based on information contained in a Schedule 13G filed on October 7, 2014 with the SEC.

(8)                  Includes 5,000 shares of Common Stock and 873 shares of Preferred Stock that are held in a Simplified Employee Pension Plan account in the name of Mr. Graves, 6,000 shares of Common Stock and 1,052 shares of Preferred Stock that are held jointly with Mr. Graves’ wife.

(9)                  Includes 1,500 shares of Common Stock that are held in a family trust of which Mr. Crain is the trustee and has dispositive power and voting control.

Equity Compensation Plan Information

No awards were issued under the Company’s equity compensation plans for the year ended December 31, 2014.

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

All of our employees, including our executive officers and directors, are subject to our Code of Ethics, which is also available on our website. Our Code of Ethics sets forth policy guidelines aimed at preventing any conflicts of interest with our company. Our Code of Ethics further imposes prohibitions and duties designed to prevent employees, officers and directors from taking personal advantage of corporate opportunities. Our code of conduct is subject to an agreement we have with James C. Crain, W. Howard Keenan, Jr. and Yorktown, which states that we will have no interest in a business opportunity received by such persons, unless the business opportunity arose solely from such person’s membership on the Board.  In addition, we have entered into a similar agreement with Sherwood. Any exceptions to these policies require management and the Board to be fully informed and to determine that any undertaking is consistent with the Company’s business objectives.

Board Independence

As previously discussed in our Current Report on Form 8-K filed with the SEC on September 26, 2014, the Preferred Stock ceased trading on the Nasdaq Stock Market on October 2, 2014 and was removed from listing and registration on NASDAQ.  Although the Preferred Stock is no longer being traded on the Nasdaq Stock Market, in determining whether a director is “independent,” the Board used the independence criteria defined by the Nasdaq Listing Rules.

Using the independence criteria defined by the Nasdaq Listing Rules, the Board has determined that each of the following directors who served in 2014, other than Michael Y. McGovern, was or is, as the case may be, “independent”:

Directors who Served in 2014

•                  James C. Crain

•                  Stanley L. Graves

•                  Michael Y. McGovern

•                  W. Howard Keenan, Jr. (until his resignation on August 31, 2014)

•                  Gary S. Weber (until his resignation on August 31, 2014)

Using the independence criteria defined by the Nasdaq Listing Rules and the SEC, the Board has determined that Michael Y. McGovern is not currently an “independent” director due to his appointment as President and Chief Executive Officer of the Company, effective on September 1, 2014.

Using the independence criteria defined by the Nasdaq Listing Rules and the SEC, the Board has determined that each of the members who served on the Audit Committee, the Compensation, Nominating, Corporate Governance and Ethics Committee, and the Executive Committee, which were all committees of the Board, as of December 31, 2014, was “independent” during 2014.

Item 14. Principal Accountant Fees and Services

Independent Public Accountants

The Audit Committee of the Board has selected Hein & Associates LLP (“Hein”) as the independent registered public accounting firm for the Company and its subsidiaries for 2015.  Hein has audited the Company’s consolidated financial statements since September 11, 2012.

Audit and Other Fees

The following represent the categories and amounts for services rendered by Hein and Grant Thornton LLP (“Grant Thornton”) for the fiscal years ended December 31, 2014 and 2013.

Audit Fees

The aggregate fees paid or to be paid to Hein for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the audit of the consolidated financial statements for the years ended December 31, 2014 and December 31, 2013 were approximately $114,000 and $225,000, respectively.

Tax Fees

The aggregate fees paid or to be paid to Grant Thornton for tax services for the fiscal years ended December 31, 2014 and December 31, 2013 were approximately $83,000 and $114,000, respectively.

All Other Fees

The fees paid to Hein for services other than audit fees for the fiscal year ended December 31, 2014 included approximately $8,000 related to our May 2014 proxy statement and approximately $10,000 related to our August 2014 proxy statement. The fees paid to Hein for services other than audit fees for the fiscal year ended December 31, 2013 included approximately $5,000 related to the sale of our Alabama properties in June 2013.

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

All services for the fiscal years 2014 and 2013 set forth above were pre-approved by the Audit Committee, which determined that such services would not impair the independence of our auditor and are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

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

10.7

First Amendment to Fifth Amended and Restated Credit Agreement, dated June 21, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank

National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K filed on February 17, 2015).

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

21.1	List of Subsidiaries of GeoMet, Inc. (incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K filed on February 17, 2015).

23.1	Consent of Hein & Associates LLP (incorporated herein by reference to Exhibit 23.1 of the Company’s Form 10-K filed on February 17, 2015).

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Company’s Form 10-K filed on February 17, 2015).

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Company’s Form 10-K filed on February 17, 2015).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32 of the Company’s Form 10-K filed on February 17, 2015).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS of the Company’s Form 10-K filed on February 17, 2015).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH of the Company’s Form 10-K filed on February 17, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL of the Company’s Form 10-K filed on February 17, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF of the Company’s Form 10-K filed on February 17, 2015).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB of the Company’s Form 10-K filed on February 17, 2015).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE of the Company’s Form 10-K filed on February 17, 2015).

*                          Filed herewith.

**                   The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2015.

GEOMET, INC.

By:	/s/ Michael Y. McGovern
Name:	Michael Y. McGovern
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tony Oviedo
Name:	Tony Oviedo
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

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

10.7

First Amendment to Fifth Amended and Restated Credit Agreement, dated June 21, 2012, by and among GeoMet, Inc., Bank of America, N.A, as Administrative Agent, BNP Paribas, as Syndication Agent, and Bank of Scotland, U.S. Bank National Association, Comerica Bank, and Capital One (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K filed on February 17, 2015).

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

21.1	List of Subsidiaries of GeoMet, Inc. (incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K filed on February 17, 2015).

23.1	Consent of Hein & Associates LLP (incorporated herein by reference to Exhibit 23.1 of the Company’s Form 10-K filed on February 17, 2015).

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Company’s Form 10-K filed on February 17, 2015).

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Company’s Form 10-K filed on February 17, 2015).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32 of the Company’s Form 10-K filed on February 17, 2015).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS of the Company’s Form 10-K filed on February 17, 2015).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH of the Company’s Form 10-K filed on February 17, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL of the Company’s Form 10-K filed on February 17, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF of the Company’s Form 10-K filed on February 17, 2015).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB of the Company’s Form 10-K filed on February 17, 2015).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE of the Company’s Form 10-K filed on February 17, 2015).

*                           Filed herewith.

**                    The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.