Form 10-Q
period 2015-03-31
GeoMet, Inc.
filed 2015-04-30
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Part I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$22,098,603	$22,894,405
Other current assets	79,567	148,302
Total current assets	22,178,170	23,042,707

TOTAL ASSETS	$22,178,170	$23,042,707

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$167,552	$152,258
Accrued liabilities	—	123,092
Income tax payable	2,543	2,543
Total current liabilities	170,095	277,893
TOTAL LIABILITIES	170,095	277,893
Commitments and contingencies (Note 13)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock—net of offering costs of $1,660,435; redemption amount $69,983,600; $.001 par value; 7,401,832 shares authorized, 6,998,360 and 6,786,334 shares were issued and outstanding at March 31, 2015 and December 31, 2014, respectively	50,125,262	48,676,221
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,523,805 issued and 40,513,373 outstanding at March 31, 2015 and December 31, 2014	40,524	40,524
Treasury stock, at cost—10,432 shares at March 31, 2015 and December 31, 2014	(94,424)	(94,424)
Paid-in capital	180,825,733	182,275,243
Retained deficit	(208,889,020)	(208,132,750)
Total stockholders’ deficit	(28,117,187)	(25,911,407)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$22,178,170	$23,042,707

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2015	2014
Expenses:
Depreciation	$—	$113,817
General and administrative	756,780	1,029,604
Total operating expenses	756,780	1,143,421

Operating loss	(756,780)	(1,143,421)

Other income (expense)	6,760	(18,534)

Loss before income taxes from continuing operations	(750,020)	(1,161,955)

Income tax expense	6,250	6,250

Loss from continuing operations	(756,270)	(1,168,205)

Discontinued operations	—	2,017,061

Net (loss) income	$(756,270)	$848,856

Accretion of discount on Series A Convertible Redeemable Preferred Stock	(897,773)	(644,744)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(551,268)	(599,875)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(469)	(568)

Net loss available to common stockholders	$(2,205,780)	$(396,331)

Net loss per common share—basic:
Net loss per common share from continuing operations	$(0.05)	$(0.06)
Income per common share from discontinued operations	—	0.05
Net loss per common share—basic	$(0.05)	$(0.01)

Net loss per common share—diluted:
Net loss per common share from continuing operations	$(0.05)	$(0.06)
Income per common share from discontinued operations	—	0.05
Net loss per common share—diluted	$(0.05)	$(0.01)

Weighted average number of common shares:
Basic	40,523,805	40,514,097
Diluted	40,523,805	40,514,097

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2015	2014
Cash flows provided by operating activities:
Loss from continuing operations	$(756,270)	$(1,168,205)
Adjustments to reconcile loss from continuing operations to net cash flows (used in) provided by continuing operating activities:
Depreciation	—	113,817
Stock-based compensation	—	39,343
Changes in operating assets and liabilities:
Other current assets	68,735	237,002
Accounts payable	15,294	23,878
Other accrued liabilities	(123,092)	(5,886)
Net cash used in continuing operating activities	(795,333)	(760,051)

Income from discontinued operations	—	2,017,061
Adjustments to reconcile income from discontinued operations to net cash flows provided by discontinued operating activities:
Depreciation, depletion and amortization	—	715,892
Amortization of debt issuance costs	—	218,357
Unrealized losses from the change in market value of open derivative contracts	—	271,839
Loss on sale of other assets	—	16,687
Accretion expense	—	194,884
Changes in operating assets and liabilities:	—
Accounts receivable	—	(619,091)
Other current assets	—	(698,632)
Accounts payable	—	(744,681)
Other accrued liabilities	—	297,431
Net cash provided by discontinued operating activities	—	1,669,747

Net cash (used in) provided by operating activities	(795,333)	909,696

Cash flows provided by (used in) investing activities:
Continuing operations:
Proceeds from the sale of other assets	—	140,000
Net cash provided by investing activities- continuing operations	—	140,000
Discontinued operations:
Capital expenditures	—	(68,286)
Proceeds from sale of other assets	—	20,000
Net cash used in investing activities- discontinued operations	—	(48,286)

Net cash provided by investing activities	—	91,714

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(469)	(568)
Net cash used in financing activities- continuing operations	(469)	(568)
Discontinued operations:
Repayment of borrowings under Credit Agreement	—	(1,550,000)
Net cash used in financing activities- discontinued operations	—	(1,550,000)

Net cash used in financing activities	(469)	(1,550,568)

Decrease in cash and cash equivalents	(795,802)	(549,158)
Cash and cash equivalents at beginning of period	22,894,405	8,108,272
Cash and cash equivalents at end of period	$22,098,603	$7,559,114

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$—	$705,116
Income taxes	$6,250	$6,250

Significant noncash investing and financing activities:
Accrued capital expenditures	$—	$21,266

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Our Business

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “us” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the State of Delaware on November 9, 2000.

On May 12, 2014, we closed the sale of substantially all of our remaining assets as described in Recent Developments—May 2014 Sale of Substantially All Remaining Assets. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia and West Virginia.

On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we no longer had operations and our assets consisted of cash and nominal other assets.

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with the guidelines of interim reporting; therefore, they do not include all disclosures required for our year-end audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim period results are not necessarily indicative of results of operations or cash flows for the full year. These unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2014 and the accompanying notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015.

Note 2—Recent Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Updated (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from accounting principles generally accepted in the United States of America (GAAP) as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West

Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountainner Production, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership.

Immediately following the closing of the Asset Sale, GeoMet, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the financial institutions party thereto terminated the Fifth Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among GeoMet, the Administrative Agent, the financial institutions party thereto as lenders and the other agents party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Immediately prior to termination of the Credit Agreement, we repaid all amounts owed to the lenders party to the Credit Agreement, satisfying all of our obligations under the Credit Agreement. Additionally, we settled all of our remaining outstanding natural gas hedge positions.

Note 4—Results of Discontinued Operations

As a result of the Asset Sale, all operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014 as follows:

	2015	2014
Revenues:
Gas sales	$—	$9,678,375
Other	—	17,775
Total revenues	—	9,696,150
Expenses:
Lease operating expense	—	2,551,646
Compression and transportation expense	—	1,673,399
Production taxes	—	578,487
Depreciation, depletion and amortization	—	715,892
Losses on natural gas derivatives	—	1,237,716
Total operating expenses	—	6,757,140
Operating income (loss)	—	2,939,010
Interest expense	—	(923,511)
Interest income	—	1,562
Income from discontinued operations	$—	$2,017,061

Note 5— Pro Forma Financial Information

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the Asset Sale completed in May 2014 was consummated on January 1, 2014 and include adjustments which give effect to events that are (i) directly attributable to the Asset Sale, (ii) expected to have a continuing impact on the registrant and (iii) factually supportable. As such, included in Net income (loss), Net income (loss) available to common stockholders and Net income (loss) per common share (basic and diluted) for the three months ended March 31, 2014 is the gains on the asset sales completed in May 2014 of $62,455,853.

	2015	2014
Revenue	$—	$—
Loss from continuing operations	$(756,780)	$(1,168,205)
Net (loss) income	$(756,270)	$63,304,709
Net (loss) income available to common stockholders	$(2,205,780)	$62,059,522
Net (loss) income per common share—basic	$(0.05)	$1.53
Net (loss) income per common share—diluted	$(0.05)	$1.53

Note 6—Net Loss Per Common Share

Net loss per common share—basic is calculated by dividing Net loss available to common stockholders by the weighted average number of shares of our Common Stock, par value $0.001 per share (the “Common Stock”), outstanding during the period. Net loss per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net loss available to common stockholders by the sum of the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities. Net loss per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of Common Stock would have an anti-dilutive effect. A reconciliation of Net loss per common share for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014

Net loss available to common stockholders	$(2,205,780)	$(396,331)
Income from discontinued operations	$—	$2,017,061
Net loss per common share—basic:
Net loss per common share from continuing operations	$(0.05)	$(0.06)
Income per common share from discontinued operations	—	0.05
Net loss per common share—basic	$(0.05)	$(0.01)
Net loss per common share—diluted:
Net loss per common share from continuing operations	$(0.05)	$(0.06)
Income per common share from discontinued operations	—	0.05
Net loss per common share—diluted	$(0.05)	$(0.01)
Weighted average number of common shares:
Basic	40,523,805	40,514,097
Diluted	40,523,805	40,514,097

Net loss per common share—diluted for the three months ended March 31, 2015 excluded the effect of 6,998,360 shares of our Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (“Preferred Stock”) (50,639,091 in dilutive shares, as converted, which assumes conversion on the first day of the period), because we reported a Net loss available to common stockholders which caused the options and restricted shares to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the preferred shares are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the three months ended March 31, 2015 for accretion of and dividends paid for Preferred Stock of $897,773 and $551,737, respectively, in computing Net loss per common share—diluted as the preferred shares were anti-dilutive.

Net loss per common share—diluted for the three months ended March 31, 2014 excluded the effect of outstanding exercisable options to purchase 1,555,508 shares, 135,343 weighted average restricted shares outstanding, and 6,188,032 shares of Preferred Stock (47,600,246 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported a Net loss available to common stockholders which caused the options and restricted shares to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the preferred shares are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the three months ended March 31, 2014 for accretion of and dividends paid for Preferred Stock of $644,744 and $600,443, respectively, in computing Net loss per common share—diluted as the preferred shares were anti-dilutive.

Note 7—Derivative Instruments and Hedging Activities

In connection with the closing of the Asset Sale described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, we settled all of our outstanding natural gas hedge positions.

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

Commodity Price Risk and Related Hedging Activities

At March 31, 2015 and December 31, 2014, we had no natural gas derivative contracts.

The following losses on our hedging instruments have been classified as Discontinued operations on the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014. See Note 4—Results of Discontinued Operations for further discussion on the classification.

	Location of Loss Recognized in	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Income on Derivatives	2015	2014
Natural gas collar/swap settled positions	Discontinued operations	$—	$965,877
Natural gas collar/swap unsettled positions	Discontinued operations	—	271,839

Total loss		$—	$1,237,716

Note 8—Long-Term Debt

As described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we sold substantially all of our remaining assets in the Asset Sale. Immediately following the closing of the Asset Sale, we repaid all of our outstanding borrowings under the Credit Agreement. For the three months ended March 31, 2014, we had no borrowings and made payments of $1.6 million under our Credit Agreement. For the three months ended March 31, 2014, interest on the borrowings averaged 4.02%.

Note 9—Income Taxes

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $120.2 million and $133.3 million, respectively, as of March 31, 2015 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $119.4 million and $133.3 million, respectively, as of December 31, 2014, that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2024, and the last one expires in 2033.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 (the “Hudson Sale”), of approximately $33.9 million as of December 31, 2014 that is available to reduce future taxable capital gains and expires in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

As of March 31, 2015, we have a valuation allowance of $61.1 million recorded against our net deferred tax asset, which includes $48.2 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the Hudson Sale and other assets in 2014.

The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to an increase of $0.2 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	$(255,007)	34.00%
State income taxes—net of federal benefit	6,250	-0.83%
Valuation Allowance	235,718	-31.43%
Nondeductible items and other	19,289	-2.57%
Income tax provision	$6,250	0.83%

Note 10—Common Stock

As of both March 31, 2015 and December 31, 2014, shares of the Common Stock issued were 40,523,805 and outstanding were 40,513,373. Included in shares of our Common Stock issued as of March 31, 2015 and December 31, 2014 were 10,432 shares of treasury stock held by the Company. During the three months ended March 31, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company and 2,724 shares of restricted stock expired unvested and were canceled.

Note 11—Series A Convertible Redeemable Preferred Stock

As of March 31, 2015 and December 31, 2014, 6,998,360 and 6,786,334 shares of Preferred Stock were issued and outstanding, respectively. As of March 31, 2015, an additional 403,472 shares of the Preferred Stock were reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted OTC market price on the dividend date. The following table details the activity related to the Preferred Stock for the three months ended March 31, 2015:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance on December 31, 2014			6,786,334	$48,676,221

Accretion of discount on Preferred Stock				897,773
PIK dividend Issued for Preferred Stock	3/31/15	3/31/15	212,026	551,268

Balance on March 31, 2015			6,998,360	$50,125,262

As of March 31, 2015, the 6,998,360 shares of Preferred Stock were issued and outstanding were convertible into 53,833,538 shares of our Common Stock.

Note 12—Share-Based Awards

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. On May 12, 2014, all remaining awards under the 2006 Plan were forfeited.

Note 13— Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material. As of March 31, 2015, there are no lawsuits or other proceedings to which we are named that we are aware of.

Environmental and Regulatory

As of March 31, 2015, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015 (the “2014 10-K”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the fiscal year ended December 31, 2014, which are included in our 2014 10-K.

Overview

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “us” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the State of Delaware on November 9, 2000.

On May 12, 2014, we closed the sale of substantially all of our remaining assets as described in Recent Developments—May 2014 Sale of Substantially All Remaining Assets. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia and West Virginia.

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

As of March 31, 2015, our primary asset as a public “shell company” is cash in the amount of $22.1 million. On a go forward basis, we will continue to incur general and administrative expenses necessary to sustain a public registrant and professional fees while assessing corporate transaction/merger opportunities.

Business Plan

Subsequent to the sale of substantially all of our assets, completion of the related final purchase price adjustment and performance of the related transition services agreement, we focused our efforts towards (i) preserving cash by reducing overhead costs, (ii) maintaining compliance as a reporting company subject to the periodic and current reporting requirements of Section 13(a) of the Exchange Act, (iii) winding down operatorship obligations and all remaining residual liabilities and (iv) actively pursuing corporate transaction/merger opportunities.  As of March 31, 2015, we have four employees, three of which are paid, and have eliminated all employee benefits, terminated our office lease with respect to our office located at 909 Fannin Street, Suite 1850, Houston, Texas, 77010 and moved to a smaller office space located at 1221 McKinney Street, Suite 3840, Houston, Texas, 77010.

In our effort to pursue a corporate transaction/merger, we are seeking a business combination or merger that will ultimately result in increasing stockholder value in the future, and have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective candidates.  We believe that our position as a public “shell company” with cash reserves provides an incentive to companies seeking a public company platform and/or cash reserves without being required to engage in an initial public offering or other capital raising activities. However, until such time as we are able to consummate such a corporate transaction/merger, claims, liabilities and expenses such as salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we continue to pursue our business plan. These expenses could be material and much higher than currently anticipated and, in any event, will reduce the amount of assets available for ultimate distribution to our stockholders.  As a result, if we are unable to consummate a corporate transaction/merger and we have exhausted all other viable solutions, we may consider a dissolution and distribution of our remaining assets in accordance with applicable law. We were considering submitting various proposals to our stockholders that could provide greater flexibility regarding the execution of our strategic plans. However, our board of directors (the “Board”) has determined to delay the submission of any proposal absent a change in circumstances or a specifically identified corporate transaction/merger.

Recent Developments

May 2014 Sale of Substantially All Remaining Assets

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

In connection with the Asset Sale, all of our employees who accepted employment with the Buyer following the consummation of the Asset Sale resigned their employment with us. Our Board adopted a plan of termination effective as of the closing of the Asset Sale, pursuant to which we terminated all employment agreements existing at that time, change of control agreements and plans, and employee benefits, including those provided under our long-term incentive plan, and, in exchange for releases, paid approximately $4 million to such employees.

On August 31, 2014, all remaining employees were terminated with the exception of one paid named executive officer and two other employees, each of who remain employed on an at-will basis.

The terms of our outstanding Preferred Stock provide that in the event of liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus PIK shares plus accrued and unpaid dividends, and currently totals approximately $70 million.  Therefore, if the Company is dissolved, the estimated remaining gross proceeds (approximately $22 million before giving effect to the cost of dissolution) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($70 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the Asset Sale or subsequent dissolution of the Company.

It is not clear that the terms of our outstanding Preferred Stock would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a corporate transaction/merger.   If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a merger, then the Preferred Stock might instead exercise its rights to convert into Common Stock, and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  Assuming liquidation with the cash balance of approximately $22 million as of March 31, 2015, this would mean that the holders of our Preferred Stock would receive less in a corporate transaction/merger than the holders of our Preferred Stock would receive in dissolution as a result of their liquidation preference.  In order for the Company to engage in a corporate transaction/merger, in most cases, the Company would have to receive the approval of—depending on the structure of the transaction—the holders of at least 50% of the outstanding shares of Preferred Stock voting separately as a class, in addition to the approval of a majority of the outstanding shares of Common Stock including the outstanding shares of Preferred Stock voting on an as-converted basis treated as a single class.

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

Corporate Transaction/Merger Activities

Shortly before the consummation of the Asset Sale, we initiated activities and efforts to pursue various strategic alternatives by networking with investment bankers, bankers, lawyers and the oil and gas community in general.  In addition, certain significant holders of the Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and the Common Stock, par value $0.001 per share (the “Common Stock”), along with our Board members and management were also involved in networking with potential counterparties and strategic partners.

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. That volatility, as well as our complex capital structure, have adversely impacted our ability to pursue strategic alternatives.

                                 Since April 2014, the Board met eight times to discuss and review potential corporate transactions and have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective candidates.  The Board continues to believe that our position as a public “shell company” with cash reserves may provide an incentive to companies seeking a public company platform and/or cash reserves without being required to engage in an initial public offering or other capital raising activities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2015.

Natural Gas Production Operations Summary

As a result of meeting all of the criteria established under GAAP, we have presented our natural gas operating results as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014. The table below presents information on gas sales, net sales volumes, production expenses and per Mcf data for the three months ended March 31, 2015 and 2014. This table should be read in conjunction with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Three Months Ended March 31,
	2015 (1)	2014
Gas sales	$—	$9,678
Lease operating expenses	$—	$2,552
Compression and transportation expenses	—	1,674
Production taxes	—	578
Total production expenses	$—	$4,804
Net sales volumes (Consolidated) (MMcf)	—	1,916
Pond Creek and Lasher fields	—	1,376
Pinnate wells (Central Appalachian Basin)	—	540
Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$—	$5.05
Pond Creek and Lasher fields	$—	$5.16
Pinnate wells (Central Appalachian Basin)	$—	$4.78
Average natural gas sales price realized (Consolidated)(2)	$—	$4.55
Lease operating expenses (Consolidated)	$—	$1.33
Pond Creek and Lasher fields	$—	$1.21
Pinnate wells (Central Appalachian Basin)	$—	$1.65
Compression and transportation expenses (Consolidated)	$—	$0.88
Pond Creek and Lasher fields	$—	$0.61
Pinnate wells (Central Appalachian Basin)	$—	$1.51
Production taxes (Consolidated)	$—	$0.30
Pond Creek and Lasher fields	$—	$0.30
Pinnate wells (Central Appalachian Basin)	$—	$0.32
Total production expenses (Consolidated)	$—	$2.51
Pond Creek and Lasher fields	$—	$2.12
Pinnate wells (Central Appalachian Basin)	$—	$3.48
Depletion (Consolidated)	$—	$0.38

(1)                     Due to the Asset Sale completed on May 12, 2014, there are no results for the three months ended March 31, 2015.

(2)                     Average natural gas sales price realized includes the effects of realized gains and losses on derivative contracts.

Results of Operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three Months Ended March 31,
	2015	2014	Change
		(in thousands)
General and administrative	$757	$1,030	-26%
Income from discontinued operations	$—	$2,017	-100%
Income tax expense	$6	$6	0%

General and administrative. General and administrative expense decreased by $0.27 million, or 26%, to $0.76 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the Asset Sale, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential corporate transaction/merger.

Discontinued operations, net of tax. Discontinued operations, net of tax decreased by $2.0 million, or 100%, to $0 compared to the prior year quarter. This decrease resulted from no discontinued operations in the current year quarter resulting from the Asset Sale.

Income tax expense. The income tax expense in the current year period was different than the amount computed using the statutory rate primarily due to an increase of $0.2 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	$(255,007)	34.00%
State income taxes—net of federal benefit	6,250	-0.83%
Valuation Allowance	235,718	-31.43%
Nondeductible items and other	19,289	-2.57%
Income tax provision	$6,250	0.83%

Liquidity and Capital Resources

Cash Flows and Liquidity

As of March 31, 2015, our remaining balance of cash totaled approximately $22.1 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes while we continue to seek a corporate transaction/merger. Cash flows used in operating activities for the three months ended March 31, 2015 were $(0.8) million, as compared to $0.9 million provided by operating activities in the prior year period. The $1.7 million decrease was primarily due to reduced cash flows resulting from the Asset Sale. We believe we have adequate cash on hand to fund corporate activities for the next twelve months.

Capital Expenditures

Our capital expenditures on an accrual basis for the three months ended March 31, 2015 and 2014 were $0 and $0.1 million, respectively. We currently have no capital expenditures budgeted for the remainder of 2015.

Contractual Commitments

We have no future minimum lease commitments as of March 31, 2015 under non-cancelable operating leases having remaining terms in excess of one year. There has been no material changes in those commitments disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 10-K.

Recent Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Updated (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Management believes that the Company is exposed to no material market risks as of and for the three months ended March 31, 2015.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material. As of March 31, 2015, there are no lawsuits or other proceedings to which we are named that we are aware of.

Environmental and Regulatory

As of March 31, 2015, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 1A.                         Risk Factors

There has been no changes from the risk factors disclosed in the “Risk Factors” section of our 2014 10-K.

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

GeoMet, Inc.

Date: April 30, 2015	By	/S/ TONY OVIEDO

Tony Oviedo, Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)