Form 10-Q
period 2015-06-30
GeoMet, Inc.
filed 2015-08-13
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, 40,513,373 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$21,594,220	$22,894,405
Other current assets	10,832	148,302
Total current assets	21,605,052	23,042,707

TOTAL ASSETS	$21,605,052	$23,042,707

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$259,532	$152,258
Accrued liabilities	—	123,092
Income tax payable	2,543	2,543
Total current liabilities	262,075	277,893
TOTAL LIABILITIES	262,075	277,893
Commitments and contingencies (Note 13)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock, $.001 par value—net of offering costs of $1,660,435; redemption amount $72,170,150; 7,401,832 shares authorized, 7,217,015 and 6,786,334 shares were issued and outstanding at June 30, 2015 and December 31, 2014, respectively	51,709,899	48,676,221
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,523,805 issued and 40,513,373 outstanding at June 30, 2015 and December 31, 2014	40,524	40,524
Treasury stock, at cost—10,432 shares at June 30, 2015 and December 31, 2014	(94,424)	(94,424)
Paid-in capital	179,240,658	182,275,243
Retained deficit	(209,553,680)	(208,132,750)
Total stockholders’ deficit	(30,366,922)	(25,911,407)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$21,605,052	$23,042,707

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expenses:
Depreciation	$—	$—	$—	$113,817
General and administrative	700,146	917,519	1,456,926	1,947,123
Lease termination costs	—	427,722	—	427,722
Total operating expenses	700,146	1,345,241	1,456,926	2,488,662

Operating loss	(700,146)	(1,345,241)	(1,456,926)	(2,488,662)

Other income (expense)	41,736	(1,669)	48,496	(20,203)

Loss before income taxes from continuing operations	(658,410)	(1,346,910)	(1,408,430)	(2,508,865)

Income tax expense	6,250	6,250	12,500	12,500

Loss from continuing operations	(664,660)	(1,353,160)	(1,420,930)	(2,521,365)

Discontinued operations, net of tax of $0 for the three and six months ended June 30, 2015 and $709,719 for the three and six months ended June 30, 2014	—	60,327,228	—	62,344,289

Net (loss) income	$(664,660)	$58,974,068	$(1,420,930)	$59,822,924
Accretion of Series A Convertible Redeemable Preferred Stock	(994,269)	(705,165)	(1,892,042)	(1,349,909)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	(590,368)	(552,915)	(1,141,636)	(1,152,790)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(438)	(490)	(907)	(1,058)
Net (loss) income available to common stockholders	$(2,249,735)	$57,715,498	$(4,455,515)	$57,319,167

Net (loss) income per common share—basic:
Net loss per common share from continuing operations	$(0.06)	$(0.07)	$(0.11)	$(0.13)
Net income per common share from discontinued operations	—	1.49	—	1.54
Net (loss) income per common share—basic	$(0.06)	$1.42	$(0.11)	$1.41

Net (loss) income per common share— diluted:
Net loss per common share from continuing operations	$(0.06)	$(0.07)	$(0.11)	$(0.13)
Net income per common share from discontinued operations	—	1.49	—	1.54
Net (loss) income per common share— diluted	$(0.06)	$1.42	$(0.11)	$1.41

Weighted average number of common shares:
Basic	40,513,373	40,515,020	40,513,373	40,514,561
Diluted	40,513,373	40,515,020	40,513,373	40,514,561

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,

	2015	2014
Cash flows used in provided by operating activities:
Loss from continuing operations	$(1,420,930)	$(2,521,365)
Adjustments to reconcile loss from continuing operations to net cash flows used in continuing operating activities:
Depreciation, depletion and amortization	—	113,817
Stock-based compensation	—	20,575
Changes in operating assets and liabilities:
Other current assets	137,470	391,386
Accounts payable	107,274	(351,698)
Other accrued liabilities	(123,092)	3,020
Net cash used in continuing operating activities	(1,299,278)	(2,344,265)

Income from discontinued operations	—	62,344,289
Adjustments to reconcile Income from discontinued operations to net cash flows used in discontinued operating activities:
Depreciation, depletion and amortization	—	715,892
Amortization of debt issuance costs	—	218,357
Unrealized losses from the change in market value of open derivative contracts	—	(1,543,722)
Gain on the sale of gas properties	—	(61,824,007)
Loss on sale of other assets	—	22,706
Accretion expense	—	298,130
Changes in operating assets and liabilities:
Accounts receivable	—	1,719,550
Other current assets	—	377,103
Accounts payable	—	(5,003,504)
Income taxes payable	—	709,719
Other accrued liabilities	—	(2,710,824)
Net cash used in discontinued operating activities	—	(4,676,311)

Net cash used in operating activities	(1,299,278)	(7,020,576)

Cash flows provided by investing activities:
Continuing operations:
Proceeds from the sale of other assets	—	140,000
Net cash provided by investing activities—continuing operations	—	140,000
Discontinued operations:
Capital expenditures	—	(108,597)
Proceeds from the sale of gas properties	—	95,385,256
Proceeds from sale of other assets	—	25,511
Net cash provided by investing activities—discontinued operations	—	95,302,170

Net cash provided by investing activities	—	95,442,170

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(907)	(1,058)
Net cash used in financing activities—continuing operations	(907)	(1,058)
Discontinued operations:
Repayment of borrowings under Credit Agreement	—	(71,550,000)
Net cash used in financing activities—discontinued operations	—	(71,550,000)

Net cash used in financing activities	(907)	(71,551,058)

(Decrease) increase in cash and cash equivalents	(1,300,185)	16,870,536
Cash and cash equivalents at beginning of period	22,894,405	8,108,272
Cash and cash equivalents at end of period	$21,594,220	$24,978,808

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$—	$1,448,385
Income taxes	$12,500	$12,500

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Our Business

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “us” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the State of Delaware on November 9, 2000.

On May 12, 2014, we closed the sale of substantially all of our remaining assets as described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia and West Virginia.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which amends a number of Topics in the FASB Accounting Standards Codification. The ASU is part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective on issuance. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement

On May 12, 2014, we closed the sale of substantially all of our remaining assets which consisted of coalbed methane interests and other assets located in the Appalachian Basin in McDowell, Harrison, Wyoming, Raleigh, Barbour and Taylor Counties, West Virginia and Buchanan County, Virginia (the “Asset Sale”) to ARP Mountaineer Production, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Atlas Resource Partners, L.P., a Delaware limited partnership.

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

Note 4—Results of Discontinued Operations

As a result of the Asset Sale, all operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gas sales	$—	$3,967,450	$—	$13,645,825
Other	—	9,730	—	27,505
Total revenues	—	3,977,180	—	13,673,330
Expenses:
Lease operating expense	—	1,372,710	—	3,924,356
Compression and transportation expense	—	1,039,897	—	2,713,296
Production taxes	—	239,044	—	817,531
Lease termination costs	—	300,000	—	300,000
Depreciation, depletion and amortization	—	—	—	715,892
Losses on natural gas derivatives	—	1,515,474	—	2,753,190
Total operating expenses	—	4,467,125	—	11,224,265

Gain on the sale of assets	—	61,824,007	—	61,824,007

Operating income	—	61,334,062	—	64,273,072

Interest income	—	2,722	—	4,284
Interest expense	—	(299,837)	—	(1,223,348)
Income tax expense	—	(709,719)	—	(709,719)
Income from discontinued operations	$—	$60,327,228	$—	$62,344,289

Note 5— Pro Forma Financial Information

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the Asset Sale completed in May 2014 was consummated on January 1, 2014 and include adjustments which give effect to events that are (i) directly attributable to the Asset Sale, (ii) expected to have a continuing impact on the registrant and (iii) factually supportable. As such, included in Net (loss) income, Net (loss) income available to common stockholders and Net (loss) income per common share (basic and diluted) for the three and six months ended June 30, 2014 is the gain on the asset sales completed in May 2014 of $61,824,007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(664,660)	$(1,353,160)	$(1,420,930)	$(2,521,365)
Net (loss) income	$(664,660)	$(2,849,939)	$(1,420,930)	$59,822,924
Net (loss) income available to common stockholders	$(2,249,735)	$(4,108,509)	$(4,455,515)	$57,319,167
Net (loss) income per common share—basic	$(0.06)	$(0.10)	$(0.11)	$1.41
Net (loss) income per common share—diluted	$(0.06)	$(0.10)	$(0.11)	$1.41

Note 6—Net (Loss) Income Per Common Share

Net (loss) income per common share—basic is calculated by dividing Net (loss) income available to common stockholders by the weighted average number of shares of our common stock, par value $0.001 per share (“Common Stock”), outstanding during the period. Net (loss) income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net (loss) income available to common stockholders by the sum of the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities. Net (loss) income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of Common Stock would have an anti-dilutive effect. A reconciliation of Net (loss) income per common share for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income available to common stockholders	$(2,249,735)	$57,715,498	$(4,455,515)	$57,319,167

Net (loss) income per common share—basic:
Net loss per common share from continuing operations	$(0.06)	$(0.07)	$(0.11)	$(0.13)
Net income per common share from discontinued operations	—	1.49	—	1.54
Net (loss) income per common share—basic	$(0.06)	$1.42	$(0.11)	$1.41

Net (loss) income per common share— diluted:
Net loss per common share from continuing operations	$(0.06)	$(0.07)	$(0.11)	$(0.13)
Net income per common share from discontinued operations	—	1.49	—	1.54
Net (loss) income per common share— diluted	$(0.06)	$1.42	$(0.11)	$1.41

Weighted average number of common shares:
Basic	40,513,373	40,515,020	40,513,373	40,514,561
Diluted	40,513,373	40,515,020	40,513,373	40,514,561

Net loss per common share—diluted for the three months ended June 30, 2015 excluded the effect of 7,217,015 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (“Preferred Stock”), (55,515,500 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the three months ended June 30, 2015 for accretion of and dividends paid for Preferred Stock of $994,269 and $590,806, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net loss per common share—diluted for the six months ended June 30, 2015 excluded the effect of 7,217,015 shares of Preferred Stock (55,515,500 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the six months ended June 30, 2015 for accretion of and dividends paid for Preferred Stock of $1,892,042 and $1,142,543, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net income per common share—diluted for the three months ended June 30, 2014 excluded the effect of 60,563 weighted average restricted shares outstanding, and 6,381,359 shares of Preferred Stock (49,087,376 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the three months ended June 30, 2014 for accretion of and dividends paid for Preferred Stock of $705,165 and $553,405, respectively, in computing Net income per common share—diluted as the shares of Preferred Stock were anti-dilutive.

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

Commodity Price Risk and Related Hedging Activities

At June 30, 2015 and December 31, 2014, we had no natural gas derivative contracts.

The following losses on our hedging instruments have been classified as Discontinued operations on the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014.

		Amount of (Gain) or Loss Recognized in Income on Derivatives
	Location of (Gain)	Three Months Ended		Six Months Ended
	or Loss Recognized in	June 30,		June 30,
Derivatives	Income on Derivatives	2015	2014	2015	2014

Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar/swap settled positions	Discontinued operations	$—	$3,331,035	$—	$4,296,912
Natural gas collar/swap unsettled positions	Discontinued operations	—	(1,815,561)	—	(1,543,722)

Total loss		$—	$1,515,474	$—	$2,753,190

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $120.8 million and $133.3 million, respectively, as of June 30, 2015 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $119.4 million and $133.3 million, respectively, as of December 31, 2014, that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2024, and the last one expires in 2033.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 (the “Hudson Sale”), of approximately $33.9 million as of June 30, 2015 that is available to reduce future taxable capital gains and expires in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

As of June 30, 2015, we have a valuation allowance of $61.3 million recorded against our net deferred tax asset, which includes $48.4 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the Hudson Sale and other assets in 2014.

The income tax expense for the three and six months ended June 30, 2015 was different than the amount computed using the statutory rate primarily due to an increase of $0.2 million and $0.4 million, respectively, in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015

Amount computed using statutory rates	$(223,859)	34.00%	(478,866)	34.00%
State income taxes—net of federal benefit	6,250	-0.95%	12,500	-0.89%
Valuation Allowance	188,942	-28.70%	424,660	-30.15%
Nondeductible items and other	34,917	-5.30%	54,206	-3.85%
Income tax provision	$6,250	-0.95%	$12,500	-0.89%

Note 10—Common Stock

As of both June 30, 2015 and December 31, 2014, shares of the Common Stock issued were 40,523,805 and outstanding were 40,513,373. Included in shares of our Common Stock issued as of June 30, 2015 and December 31, 2014 were 10,432 shares of treasury stock held by the Company. During the six months ended June 30, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company, 2,724 shares of unvested restricted stock expired and were canceled, and 134,420 shares of restricted stock were canceled in conjunction with the termination of the employment agreements with our executive officers.

Note 11—Series A Convertible Redeemable Preferred Stock

As of June 30, 2015 and December 31, 2014, 7,217,015 and 6,786,334 shares of Preferred Stock were issued and outstanding, respectively. As of June 30, 2015, an additional 184,817 shares of the Preferred Stock were reserved exclusively for the payment of paid-in-kind dividends (“PIK dividends”). We measure the fair value of PIK dividends using the closing quoted OTC market price on the dividend date. The following table details the activity related to the Preferred Stock for the six months ended June 30, 2015:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance on December 31, 2014			6,786,334	$48,676,221

Accretion of discount on Preferred Stock				1,892,042
PIK dividend Issued for Preferred Stock	3/31/15	3/31/15	212,026	551,268
PIK dividend Issued for Preferred Stock	6/30/15	6/30/15	218,655	590,368

Balance on June 30, 2015			7,217,015	$51,709,899

As of June 30, 2015, the 7,217,015 shares of Preferred Stock were issued and outstanding were convertible into 55,515,500 shares of our Common Stock.

On August 13, 2015, GeoMet’s Board of Directors declared a quarterly dividend to its preferred stockholders, covering the period July 1, 2015 through September 30, 2015, to be paid in cash. The dividend has been calculated at an annual rate of 9.6%. The dividend will be paid on September 30, 2015 to preferred stockholders of record on September 15, 2015. In the aggregate, it is estimated that approximately $1.7 million will be paid in connection with this dividend.

Note 12—Share-Based Awards

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. On May 12, 2014, all remaining awards under the 2006 Plan were forfeited.

Note 13— Commitments and Contingencies

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material. As of June 30, 2015, we are unaware of any lawsuits or other proceedings to which we are named.

Environmental and Regulatory

As of June 30, 2015, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014 (the “Asset Sale”), as described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia and West Virginia.

From May 13, 2014 through August 15, 2014, we provided transition services to ARP Mountaineer Production, LLC, a Delaware limited liability company, purchaser of certain of our assets, while simultaneously working toward the completion of the final purchase price adjustment described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement. On August 15, 2014, we became a “shell company” as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), because we no longer had operations and our assets consisted of cash and nominal other assets.

As of June 30, 2015, our primary asset as a public “shell company” is cash in the amount of $21.6 million. On a go forward basis, we will continue to incur general and administrative expenses necessary to sustain a public registrant and professional fees while assessing alternatives.

Recent Developments

Subsequent to the sale of substantially all of our assets, completion of the related final purchase price adjustment and performance of the related transition services agreement, we focused our efforts towards (i) preserving cash by reducing overhead costs, (ii) maintaining compliance as a reporting company subject to the periodic and current reporting requirements of Section 13(a) of the Exchange Act, (iii) winding down operatorship obligations and all remaining residual liabilities and (iv) actively pursuing corporate transaction/merger opportunities.  However, as a result of our inability to consummate or enter into a definitive agreement for a corporate transaction/merger over the past 12 months, we are in the process of re-evaluating our potential business strategies.

As of June 30, 2015, we have four employees, three of which are paid, and have eliminated all employee benefits, terminated our office lease with respect to our office located at 909 Fannin Street, Suite 1850, Houston, Texas, 77010 and moved to a smaller office space located at 1221 McKinney Street, Suite 3840, Houston, Texas, 77010.

Since April 2014, the Board met eight times to discuss and review potential strategic transactions and have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective candidates to — most recently — negotiation of definitive agreements with a potential merger counterparty.  Although we are still receptive to corporate transaction/merger opportunities that would increase stockholder value, we have been unable to consummate or enter into definitive agreements for any such opportunities following over 12 months of active pursuit of such opportunities.  During the second quarter of 2015, we engaged in and devoted a substantial amount of resources to extensive discussions and related activities with a potential merger counterparty, including the execution of a non-binding letter of intent, mutual due diligence review, and drafting and negotiation of definitive agreements.  However, we and the potential counterparty disengaged from negotiations towards the end of the second quarter due to, among other reasons, inability to reach agreement on certain valuation matters and timing concerns.  Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. That volatility, as well as our complex capital structure, among other issues, have adversely impacted our ability to pursue strategic alternatives.

It is not clear that the terms of our outstanding Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (“Preferred Stock”), would entitle the holders of our Preferred Stock to a liquidation preference in the event the Company was to engage in a corporate transaction/merger.  If our outstanding Preferred Stock is not entitled to a liquidation preference in the event of a merger, then the Preferred Stock might instead exercise its rights to convert into our common stock, par value $0.001 per share (“Common Stock”), and then participate with the Common Stock in the proceeds of such transaction on an as-converted basis.  Assuming liquidation with the cash balance of approximately $21.6 million as of June 30, 2015, this would mean that the holders of our Preferred Stock that elected to participate on an as-converted basis would receive less in a corporate transaction/merger than the holders of our Preferred Stock would receive in dissolution as a result of their liquidation preference under the current terms of our outstanding Preferred Stock.  In order for the Company to engage in a corporate transaction/merger, in most cases, the Company would have to receive at least the approval of—depending on the structure of the transaction—the holders of at least 50% of the outstanding shares of Preferred Stock voting separately as a class, as well as the approval of a majority of the outstanding shares of Common Stock and the outstanding shares of Preferred Stock voting on an as-converted basis as a single class.  In addition, we may determine to submit any such corporate transaction/merger for approval by a majority of the outstanding shares of Common Stock held by persons disinterested in the corporate transaction/merger, voting separately as a class.

The Company has been advised by a holder of approximately 56% of our Preferred Stock that it will not vote in favor of a strategic transaction or merger unless the terms of the transaction provide that the holders of our Preferred Stock will be entitled to receive at least the same value or distributions as such holders would have been entitled to receive in a dissolution pursuant to the liquidation preference to which the holders of the Preferred Stock are entitled.

Until such time as we are able to consummate such a corporate transaction/merger or successfully pursue an alternative strategy, claims, liabilities and expenses such as salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred. These expenses could be material and much higher than currently anticipated and, in any event, will reduce the amount of assets available for ultimate distribution to our stockholders.  We are in the process of re-evaluating all of our business strategies, including among others, a dissolution and distribution of our remaining assets in accordance with applicable law, subject to receipt of all requisite approvals, although no assurances can be given as to whether we approve or otherwise pursue a dissolution strategy, the timing of such event or the amounts distributed or available for distribution at such time.

The terms of our outstanding Preferred Stock provide that in the event of liquidation or dissolution of the Company, the holders of our Preferred Stock would be entitled to a liquidation preference before the holders of our Common Stock would be entitled to receive any distributions from the Company.  The liquidation preference is equal to the original investment amount of the Preferred Stock ($40 million) plus shares paid in-kind plus accrued and unpaid dividends, and currently totals approximately $72 million.  Therefore, if the Company is dissolved, the estimated remaining gross proceeds (approximately $21.6 million before giving effect to the cost of dissolution) would be less than the liquidation preference to which the holders of our Preferred Stock are currently entitled ($72 million).  Absent a concession from the holders of our Preferred Stock, the holders of our Common Stock would not receive any distributions as a result of the dissolution of the Company. However, as a means of potentially providing value to our holders of Common Stock in the event of our dissolution, we have recently begun to explore whether we could possibly obtain adequate support for one or more proposals that could, if approved, potentially result in holders of our Common Stock receiving some amounts in the event of our dissolution and liquidation, although we can provide no assurances on what such amounts may be or the timing of any such distributions, if any, that any such proposals would be acceptable to our holders of Preferred Stock or that the requisite approvals required to amend our amended and restated certificate of incorporation to implement any such proposals could be obtained on a timely basis, if at all.

On August 9, 2015, James C. Crain notified the Board of Directors (the “Board”) of his resignation from the Board and from his position as the chairman of the Audit Committee of the Board, effective immediately. Mr. Crain’s decision to resign as a director did not involve any disagreement with the Company relating to the Company’s operations, policies or practices.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2015.

Natural Gas Production Operations Summary

As a result of meeting all of the criteria established under GAAP, we have presented our natural gas operating results as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014. The table below presents information on gas sales, net sales volumes, production expenses and per Mcf data for the three and six months ended June 30, 2015 and 2014. This table should be read in conjunction with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Three Months Ended June 30, 2015	For the period April 1, 2014 through May 12, 2014	Six Months Ended June 30, 2015	For the period January 1, 2014 through May 12, 2014

Gas sales	$—	$3,967	$—	$13,646

Lease operating expenses	$—	$1,373	$—	$3,924
Compression and transportation expenses	—	1,040	—	2,713
Production taxes	—	239	—	818
Total production expenses	$—	$2,652	$—	$7,455

Net sales volumes (Consolidated) (MMcf)	—	863	—	2,779
Pond Creek field (Central Appalachian Basin) (MMcf)	—	611	—	1,946
Other Central Appalachian Basin fields (MMcf)	—	251	—	833

Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$—	$4.60	$—	$4.91
Pond Creek field (Central Appalachian Basin)	$—	$4.67	$—	$5.01
Other Central Appalachian Basin fields	$—	$4.43	$—	$4.68
Lease operating expenses (Consolidated)	$—	$1.59	$—	$1.41
Pond Creek field (Central Appalachian Basin)	$—	$1.50	$—	$1.29
Other Central Appalachian Basin fields	$—	$1.81	$—	$1.69
Compression and transportation expenses (Consolidated)	$—	$1.21	$—	$0.98
Pond Creek field (Central Appalachian Basin)	$—	$0.78	$—	$0.66
Other Central Appalachian Basin fields	$—	$2.25	$—	$1.71
Production taxes (Consolidated)	$—	$0.28	$—	$0.29
Pond Creek field (Central Appalachian Basin)	$—	$0.27	$—	$0.29
Other Central Appalachian Basin fields	$—	$0.29	$—	$0.31
Total production expenses (Consolidated)	$—	$3.07	$—	$2.68
Pond Creek field (Central Appalachian Basin)	$—	$2.55	$—	$2.24
Other Central Appalachian Basin fields	$—	$4.35	$—	$3.71

Results of Operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
General and administrative	$700	$918	-24%
Income from discontinued operations	$—	$60,327	-100%
Income tax expense	$6	$6	0%

General and administrative. General and administrative expense decreased by $0.22 million, or 24%, to $0.70 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the Asset Sale, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential corporate transaction/merger.

Discontinued operations, net of tax. Discontinued operations, net of tax decreased by $60.3 million, or 100%, to $0 compared to the prior year quarter. This decrease resulted from no discontinued operations in the current year quarter resulting from the Asset Sale.

Income tax expense. The income tax expense for the three months ended June 30, 2015 was different than the amount computed using the statutory rate primarily due to an increase of $0.2 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	$(223,859)	34.00%
State income taxes—net of federal benefit	6,250	-0.95%
Valuation Allowance	188,942	-28.70%
Nondeductible items and other	34,917	-5.30%
Income tax provision	$6,250	-0.95%

Six months ended June 30, 2015 compared with six months ended June 30, 2014

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
General and administrative	$1,457	$1,947	-25%
Income from discontinued operations	$—	$62,344	-100%
Income tax expense	$13	$13	0%

General and administrative. General and administrative expense decreased by $0.49 million, or 25%, to $1.46 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the Asset Sale, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential corporate transaction/merger.

Discontinued operations, net of tax. Discontinued operations, net of tax decreased by $62.3 million, or 100%, to $0 compared to the prior year quarter. This decrease resulted from no discontinued operations in the current year quarter resulting from the Asset Sale.

Income tax expense. The income tax expense for the six months ended June 30, 2015 was different than the amount computed using the statutory rate primarily due to an increase of $0.4 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

Amount computed using statutory rates	(478,866)	34.00%
State income taxes—net of federal benefit	12,500	-0.89%
Valuation Allowance	424,660	-30.15%
Nondeductible items and other	54,206	-3.85%
Income tax provision	$12,500	-0.89%

Liquidity and Capital Resources

Cash Flows and Liquidity

As of June 30, 2015, our remaining balance of cash totaled approximately $21.6 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes while we continue to re-evaluate our strategic opportunities.  Cash flows used in operating activities for the six months ended June 30, 2015 were $1.3 million, as compared to $7.0 million used in the prior year period. The $5.7 million decrease was primarily due to the settlement in the prior year period of the majority of the operating assets and liabilities of the Company resulting from the Asset Sale. We believe we have adequate cash on hand to fund corporate activities for the next twelve months.

Declaration of Cash Dividend on Series A Convertible Redeemable Preferred Stock

On August 13, 2015, GeoMet’s Board of Directors declared a quarterly dividend to its preferred stockholders, covering the period July 1, 2015 through September 30, 2015, to be paid in cash. The dividend has been calculated at an annual rate of 9.6%. The dividend will be paid on September 30, 2015 to preferred stockholders of record on September 15, 2015. In the aggregate, it is estimated that approximately $1.7 million will be paid in connection with this dividend.

Capital Expenditures

Our capital expenditures on an accrual basis for the three and six months ended June 30, 2015 and 2014 were $0 and $0.1 million, respectively. We currently have no capital expenditures budgeted for the remainder of 2015.

Contractual Commitments

We have no future minimum lease commitments as of June 30, 2015 under non-cancelable operating leases having remaining terms in excess of one year. There has been no material changes in those commitments disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 10-K.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which amends a number of Topics in the FASB Accounting Standards Codification. The ASU is part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective on issuance. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Management believes that the Company is exposed to no material market risks as of and for the three months ended June 30, 2015.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material. As of June 30, 2015, we are unaware of any lawsuits or other proceedings to which we are named.

Environmental and Regulatory

As of June 30, 2015, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 1A.                         Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2014 10-K, together with all of the other information included in this Quarterly Report on Form 10 Q; in our 2014 10-K; and in our other public filings, press releases, and public discussions with our management.

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

GeoMet, Inc.

Date: August 13, 2015	By	/S/ TONY OVIEDO
Tony Oviedo, Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)