Form 10-Q
period 2015-09-30
GeoMet, Inc.
filed 2015-11-02
CIK 1352302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, 40,513,373 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

GEOMET, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$18,626,835	$22,894,405
Other current assets	199,858	148,302
Total current assets	18,826,693	23,042,707

TOTAL ASSETS	$18,826,693	$23,042,707

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$138,000	$152,258
Accrued liabilities	—	123,092
Income tax payable	—	2,543
Total current liabilities	138,000	277,893
TOTAL LIABILITIES	138,000	277,893
Commitments and contingencies (Note 13)
Mezzanine equity:
Series A Convertible Redeemable Preferred Stock, $.001 par value—net of offering costs of $1,660,435; redemption amount $72,170,150; 7,401,832 shares authorized, 7,217,015 and 6,786,334 shares were issued and outstanding at September 30, 2015 and December 31, 2014, respectively	52,817,306	48,676,221
Stockholders’ Deficit:
Preferred stock, $0.001 par value—2,598,168 shares authorized, none issued	—	—
Common stock, $0.001 par value—authorized 125,000,000 shares; 40,523,805 issued and 40,513,373 outstanding at September 30, 2015 and December 31, 2014	40,524	40,524
Treasury stock, at cost—10,432 shares at September 30, 2015 and December 31, 2014	(94,424)	(94,424)
Paid-in capital	176,401,168	182,275,243
Retained deficit	(210,475,881)	(208,132,750)
Total stockholders’ deficit	(34,128,613)	(25,911,407)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT	$18,826,693	$23,042,707

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expenses:
Depreciation, depletion and amortization	$—	$—	$—	$113,817
General and administrative	925,010	1,212,887	2,381,936	3,160,010
Lease termination costs	—	—	—	427,722
Total operating expenses	925,010	1,212,887	2,381,936	3,701,549

Operating loss	(925,010)	(1,212,887)	(2,381,936)	(3,701,549)

Other income (expense)	8,598	2,457	57,094	(17,746)

Loss before income taxes from continuing operations	(916,412)	(1,210,430)	(2,324,842)	(3,719,295)

Income tax expense	5,789	6,250	18,289	18,750

Loss from continuing operations	(922,201)	(1,216,680)	(2,343,131)	(3,738,045)

Discontinued operations, net of tax (benefit) expense of $0 for the three and nine months ended September 30, 2015, and $(33,275) and $676,444 for the three and nine months ended September 30, 2014, respectively	—	605,008	—	62,949,297

Net (loss) income	$(922,201)	$(611,672)	$(2,343,131)	$59,211,252
Accretion of Series A Convertible Redeemable Preferred Stock	(1,107,407)	(772,910)	(2,999,449)	(2,122,819)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	—	(649,937)	(1,141,636)	(1,802,727)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(1,732,083)	(505)	(1,732,990)	(1,563)
Net (loss) income available to common stockholders	$(3,761,691)	$(2,035,024)	$(8,217,206)	$55,284,143

Net (loss) income per common share—basic:
Net loss per common share from continuing operations	$(0.09)	$(0.07)	$(0.20)	$(0.19)
Net income per common share from discontinued operations	—	0.02	—	1.55
Net (loss) income per common share—basic	$(0.09)	$(0.05)	$(0.20)	$1.36

Net (loss) income per common share— diluted:
Net loss per common share from continuing operations	$(0.09)	$(0.07)	$(0.20)	$(0.19)
Net income per common share from discontinued operations	—	0.02	—	1.55
Net (loss) income per common share— diluted	$(0.09)	$(0.05)	$(0.20)	$1.36

Weighted average number of common shares:
Basic	40,513,373	40,513,373	40,513,373	40,513,093
Diluted	40,513,373	40,513,373	40,513,373	40,513,093

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2015	2014
Cash flows used in operating activities:
Loss from continuing operations	$(2,343,131)	$(3,738,045)
Adjustments to reconcile loss from continuing operations to net cash flows used in continuing operating activities:
Depreciation, depletion and amortization	—	113,817
Stock-based compensation	—	20,575
Changes in operating assets and liabilities:
Other current assets	(51,556)	106,173
Accounts payable	(14,258)	(296,676)
Other accrued liabilities	(125,635)	(168,057)
Net cash used in continuing operating activities	(2,534,580)	(3,962,213)

Income from discontinued operations	—	62,949,297
Adjustments to reconcile Income from discontinued operations to net cash flows used in discontinued operating activities:
Depreciation, depletion and amortization	—	715,892
Amortization of debt issuance costs	—	218,357
Unrealized losses from the change in market value of open derivative contracts	—	(1,543,722)
Gain on the sale of gas properties	—	(62,395,740)
Loss on sale of other assets	—	22,706
Accretion expense	—	298,130
Changes in operating assets and liabilities:	—
Accounts receivable	—	3,191,408
Other current assets	—	617,790
Accounts payable	—	(6,333,495)
Income taxes payable	—	126,444
Other accrued liabilities	—	(1,638,773)
Net cash used in discontinued operating activities	—	(3,771,706)

Net cash used in operating activities	(2,534,580)	(7,733,919)

Cash flows provided by investing activities:
Continuing operations:
Proceeds from the sale of other assets	—	140,000
Net cash provided by investing activities—continuing operations	—	140,000
Discontinued operations:
Capital expenditures	—	(108,597)
Proceeds from the sale of gas properties	—	95,238,385
Proceeds from sale of other assets	—	25,511
Net cash provided by investing activities—discontinued operations	—	95,155,299

Net cash provided by investing activities	—	95,295,299

Cash flows used in financing activities:
Continuing operations:
Dividends paid	(1,732,990)	(1,562)
Treasury stock	—	—
Net cash used in financing activities—continuing operations	(1,732,990)	(1,562)
Discontinued operations:
Repayment of borrowings under Credit Agreement	—	(71,550,000)
Deferred financing costs	—	—
Net cash used in financing activities—discontinued operations	—	(71,550,000)

Net cash used in financing activities	(1,732,990)	(71,551,562)

Increase in cash and cash equivalents	(4,267,570)	16,009,818
Cash and cash equivalents at beginning of period	22,894,405	8,108,272
Cash and cash equivalents at end of period	$18,626,835	$24,118,090

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$—	$1,448,385
Income taxes	$20,832	$18,750

See accompanying Notes to Consolidated Financial Statements (Unaudited).

GEOMET, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Our Business

GeoMet, Inc. (the “Company,” “GeoMet,” “we,” “us” or “our”) (formerly GeoMet Resources, Inc.) was incorporated under the laws of the State of Delaware on November 9, 2000.

On May 12, 2014, we closed the sale of substantially all of our remaining assets as described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement. Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993 until the Asset Sale (as defined below). Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia, West Virginia and the Cahaba Basin in Alabama.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

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

Note 4—Results of Discontinued Operations

As a result of the Asset Sale, all operating activities are presented as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Gas sales	$—	$—	$—	$13,645,825
Other	—	—	—	27,505
Total revenues	—	—	—	13,673,330
Expenses:
Lease operating expense	—	—	—	3,924,356
Compression and transportation expense	—	—	—	2,713,296
Production taxes	—	—	—	817,531
Lease termination costs	—	—	—	300,000
Depreciation, depletion and amortization	—	—	—	715,892
(Gains) losses on natural gas derivatives	—	—	—	2,753,190
Total operating expenses	—	—	—	11,224,265

Gain (loss) on the sale of assets	—	571,733	—	62,395,740

Operating income	—	571,733	—	64,844,805

Interest income	—	—	—	4,284
Interest expense	—	—	—	(1,223,348)
Income tax benefit (expense)	—	33,275	—	(676,444)
Income from discontinued operations	$—	$605,008	$—	$62,949,297

Note 5—Pro Forma Financial Information

Pro forma adjustments related to the unaudited pro forma financial information presented below were computed assuming the Asset Sale completed in May 2014 was consummated on January 1, 2014 and include adjustments which give effect to events that are (i) directly attributable to the Asset Sale, (ii) expected to have a continuing impact on the registrant and (iii) factually supportable. As such, included in Net (loss) income, Net (loss) income available to common stockholders and Net (loss) income per common share (basic and diluted) for the nine months ended September 30, 2014 is the gain on the asset sales completed in May 2014 of $62,949,297.

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(922,201)	$(1,216,680)	$(2,343,131)	$(3,738,045)
Net (loss) income	$(922,201)	$(1,216,680)	$(2,343,131)	$59,211,252
Net (loss) income available to common stockholders	$(3,761,691)	$(2,640,032)	$(8,217,206)	$55,284,143
Net (loss) income per common share—basic	$(0.09)	$(0.07)	$(0.20)	$1.36
Net (loss) income per common share—diluted	$(0.09)	$(0.07)	$(0.20)	$1.36

Note 6—Net (Loss) Income Per Common Share

Net (loss) income per common share—basic is calculated by dividing Net (loss) income available to common stockholders by the weighted average number of shares of our common stock, par value $0.001 per share (“Common Stock”), outstanding during the period. Net (loss) income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net (loss) income available to common stockholders by the sum of the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities. Net (loss) income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of Common Stock would have an anti-dilutive effect. A reconciliation of Net (loss) income per common share for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(922,201)	$(611,672)	$(2,343,131)	$59,211,252
Accretion of Series A Convertible Redeemable Preferred Stock	(1,107,407)	(772,910)	(2,999,449)	(2,122,819)
Paid-in-kind dividends on Series A Convertible Redeemable Preferred Stock	—	(649,937)	(1,141,636)	(1,802,727)
Cash dividends paid on Series A Convertible Redeemable Preferred Stock	(1,732,083)	(505)	(1,732,990)	(1,563)
Net (loss) income available to common stockholders —basic and diluted	$(3,761,691)	$(2,035,024)	$(8,217,206)	$55,284,143

Net (loss) income per common share—basic and diluted:
Net loss per common share from continuing operations	$(0.09)	$(0.07)	$(0.20)	$(0.19)
Net income per common share from discontinued operations	—	0.02	—	1.55
Net (loss) income per common share—basic and diluted	$(0.09)	$(0.05)	$(0.20)	$1.36

Weighted average number of common shares:
Basic and diluted	40,513,373	40,513,373	40,513,373	40,513,093

Net loss per common share—diluted for the three months ended September 30, 2015 excluded the effect of 7,217,015 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (“Preferred Stock”), (55,515,500 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the three months ended September 30, 2015 for accretion of and dividends paid for Preferred Stock of $1,107,407 and $1,732,083, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net loss per common share—diluted for the nine months ended September 30, 2015 excluded the effect of 7,217,015 shares of Preferred Stock (55,515,500 in dilutive shares, as converted, which assumes conversion on the first day of the period) because we reported Loss from continuing operations which caused the options, restricted shares and the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net loss available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net loss available to common stockholders for the nine months ended September 30, 2015 for accretion of and dividends paid for Preferred Stock of $2,999,449 and $2,874,626, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

Net loss per common share—diluted for the three months ended September 30, 2014 excluded the effect of 6,383,526 weighted average shares of Preferred Stock (49,104,045 in dilutive shares, as converted, which assumes conversion on the later of the first day of the period or date of issuance) because we reported Loss from continuing operations which caused the Preferred Stock to be anti-dilutive. Additionally, in computing the dilutive effect of convertible securities, Net income available to common stockholders is also adjusted to add back any convertible preferred dividends and accretion unless the shares of Preferred Stock are anti-dilutive. As such, there was no add back to Net income available to common stockholders for the three months ended September 30, 2014 for accretion of and dividends paid for Preferred Stock of $772,910 and $649,897, respectively, in computing Net loss per common share—diluted as the shares of Preferred Stock were anti-dilutive.

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

Commodity Price Risk and Related Hedging Activities

At September 30, 2015 and December 31, 2014, we had no natural gas derivative contracts.

The following losses on our hedging instruments have been classified as Discontinued operations on the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014.

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of (Gain)	Three Months Ended		Nine months Ended
	or Loss Recognized in	September 30,		September 30,
Derivatives	Income on Derivatives	2015	2014	2015	2014

Derivatives not designated as hedging instruments under ASC 815-20-25
Natural gas collar/swap settled positions	Discontinued operations	$—	$—	$—	$4,296,912
Natural gas collar/swap unsettled positions	Discontinued operations	—	—	—	(1,543,722)

Total loss		$—	$—	$—	$2,753,190

Note 8—Long-Term Debt

As described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, on May 12, 2014, we sold substantially all of our remaining assets in the Asset Sale. Immediately following the closing of the Asset Sale, we repaid all of our outstanding borrowings under the Credit Agreement. For the period January 1, 2014 through May 12, 2014, we had no borrowings and made payments of $71.6 million under the Credit Agreement and interest on the borrowings averaged 5.00% per annum.

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

For tax reporting purposes, we have federal and state net operating losses (“NOLs”) of approximately $121.8 million and $133.3 million, respectively, as of September 30, 2015 that are available to reduce future taxable income. For tax reporting purposes, we had federal and state NOLs of approximately $119.4 million and $133.3 million, respectively, as of December 31, 2014, that were available to reduce future taxable income. Our first material federal NOL carryforward expires in 2024, and the last one expires in 2033.

Additionally, for tax reporting purposes, we have a federal capital loss carryforward generated by the sale of Hudson’s Hope Gas, Ltd. in 2012 (the “Hudson Sale”), of approximately $33.9 million as of September 30, 2015 that is available to reduce future taxable capital gains and expires in 2017. Additionally, we have a federal capital loss carryforward of $0.2 million generated by the sale of other assets in 2014.

As of September 30, 2015, we have a valuation allowance of $61.6 million recorded against our net deferred tax asset, which includes $48.7 million related to our United States operations and $12.9 million related to the capital loss carryforward generated by the Hudson Sale and other assets in 2014.

The income tax expense for the three and nine months ended September 30, 2015 was different than the amount computed using the statutory rate primarily due to an increase of $0.3 million and $0.7 million, respectively, in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

	Three Months Ended		Nine months Ended
	September 30, 2015		September 30, 2015

Amount computed using statutory rates	$(311,580)	34.00%	(790,446)	34.00%
State income taxes—net of federal benefit	6,250	-0.68%	18,750	-0.81%
Valuation Allowance	314,131	-34.28%	738,791	-31.78%
Nondeductible items and other	(3,012)	-0.33%	51,194	-2.20%
Income tax provision	$5,789	-0.63%	$18,289	-0.79%

Note 10—Common Stock

As of both September 30, 2015 and December 31, 2014, shares of the Common Stock issued were 40,523,805 and outstanding were 40,513,373. Included in shares of our Common Stock issued as of September 30, 2015 and December 31, 2014 were 10,432 shares of treasury stock held by the Company. During the nine months ended September 30, 2014, 153 shares of restricted stock were forfeited and canceled upon the termination of an employee by the Company, 2,724 shares of unvested restricted stock expired and were canceled, and 134,420 shares of restricted stock were canceled in conjunction with the termination of the employment agreements with our executive officers.

Note 11—Series A Convertible Redeemable Preferred Stock

As of September 30, 2015 and December 31, 2014, 7,217,015 and 6,786,334 shares of Preferred Stock were issued and outstanding, respectively. As of September 30, 2015, dividends can no longer be paid in-kind (“PIK”). We measured the fair value of PIK dividends using the closing quoted OTC market price on the dividend date. The following table details the activity related to the Preferred Stock for the nine months ended September 30, 2015:

	Dividend Period (Three Months Ended)	Date Issued	Number of Shares	Balance

Balance on December 31, 2014			6,786,334	$48,676,221

Accretion of discount on Preferred Stock				2,999,449
PIK dividend Issued for Preferred Stock	3/31/15	3/31/15	212,026	551,268
PIK dividend Issued for Preferred Stock	6/30/15	6/30/15	218,655	590,368

Balance on September 30, 2015			7,217,015	$52,817,306

As of September 30, 2015, the 7,217,015 shares of Preferred Stock were issued and outstanding were convertible into 55,515,500 shares of our Common Stock.

On August 13, 2015, GeoMet’s Board of Directors declared a quarterly dividend to its preferred stockholders, covering the period July 1, 2015 through September 30, 2015, to be paid in cash. The dividend has been calculated at an annual rate of 9.6%. The dividend in the amount of approximately $1.7 million was paid on September 30, 2015.

Note 12—Share-Based Awards

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) authorized the granting of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards. On May 12, 2014, all remaining awards under the 2006 Plan were forfeited.

Note 13—Commitments and Contingencies

From time to time, we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material. As of September 30, 2015, we are unaware of any lawsuits or other proceedings to which we are named.

Environmental and Regulatory

As of September 30, 2015, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the dissolution of the Company, the availability, amount or timing of liquidating distributions to stockholders, the adequacy of reserves established to satisfy the Company’s obligations, the belief that a substantial amount of the contingency reserves will ultimately be distributed to the stockholders and the possibility that an alternative, value-creating transaction may be proposed. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including the risk that we may incur additional liabilities, that we may have liabilities of which we are not currently aware, that the cost of settlement of our liabilities and contingent obligations could be higher than we expect, that monetization of our few remaining non-cash assets, including claims we may have in the future or make against third parties, if any, may take longer and be for amounts that are less than we expect, all of which would impact our ability to make any liquidating distributions to our stockholders. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015 (the “2014 10-K”) and in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Prior to the completion of the sale of substantially all of our remaining assets on May 12, 2014 (the “Asset Sale”), as described in Note 3—Sale of our Central Appalachian Assets and Termination of Credit Agreement, we were engaged in the exploration, development and production of natural gas from coal seams (“coalbed methane” or “CBM”). All of our production was CBM, which is a dry natural gas containing no hydrocarbon liquids. We were originally founded as a consulting company to the coalbed methane industry in 1985 and were active as an operator, developer and producer of coalbed methane properties since 1993 until the Asset Sale. Our principal operations and producing properties were located in the Central Appalachian Basin in Virginia, West Virginia and the Cahaba Basin in Alabama.

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

Subsequent to the Asset Sale, completion of the related final purchase price adjustment and performance of the related transition services agreement, we focused our efforts towards (i) preserving cash by reducing overhead costs, (ii) maintaining compliance as a reporting company subject to the periodic and current reporting requirements of Section 13(a) of the Exchange Act, (iii) winding down operatorship obligations and all remaining residual liabilities and (iv) until recently, actively pursuing corporate transaction/merger opportunities. As of September 30, 2015, we have three employees, two of which are paid, and, within the last year, we have eliminated all employee benefits, terminated our office lease with respect to our office located at 909 Fannin Street, Suite 1850, Houston, Texas, 77010 and moved to a smaller office space at 1221 McKinney Street, Suite 3840, Houston, Texas, 77010.

As of September 30, 2015, our primary asset as a public “shell company” is cash in the amount of approximately $18.6 million.

Recent Developments

Plan of Dissolution and Liquidation

The Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value. The Board of Directors of the Company (the “Board” or the “Board of Directors”) and the Company, together with its external counsel, devoted substantial time and effort to identifying and pursuing strategic opportunities to further enhance stockholder value and reduce risk. However, at a meeting of the Board of Directors on October 16, 2015, the Board of Directors concluded that no strategic alternative that had been identified to date would yield any opportunities viewed by the Board of Directors as reasonably likely to provide greater realizable value, or a greater reduction in risk, to stockholders than the complete dissolution and liquidation of the Company.

At the October 16, 2015 meeting, the Board of Directors confirmed its determination that it is advisable and in the best interests of the Company and our stockholders for the Company to dissolve.  The Board approved (1) the amendment and restatement of the Certificate of Designations of the Preferred Stock (the “Existing Certificate of Designations”) to (w) require that 6% of all net distributable assets to be paid or distributed in a dissolution of the Company be paid to the holders of our Common Stock, (x) delete a provision in the Existing Certificate of Designations permitting the Company to repurchase up to $5.0 million in Common Stock without the consent of the holders of our Preferred Stock, (y) make certain non-substantive and corrective changes and (z) integrate any prior amendments thereto (the “COD Amendment”), (2) the dissolution of the Company pursuant to a Plan of Dissolution (the “Plan of Dissolution”) and (3) the amendment and restatement of the Company’s bylaws (the “Bylaws”). At this meeting, the Board of Directors also discussed that the dissolution of the Company pursuant to the Plan of Dissolution could be abandoned by our Board of Directors for any reason, including if a more attractive transaction became available to the Company, prior to the filing of the Certificate of Dissolution with the Delaware Secretary of State.  The Board also discussed the fact that a public announcement of a proposed dissolution would not prevent, and might encourage, third parties to contact the Company regarding a strategic transaction. As a result of these considerations and other factors, our Board of Directors concluded that no strategic alternative that had been identified to date would yield any opportunities viewed by our Board as reasonably likely to provide greater realizable value, or a greater reduction in risk, to our stockholders than the complete dissolution of the Company and determined that it is advisable and in the best interests of the Company and our stockholders for the Company to initiate the process to dissolve, liquidate and distribute to stockholders our available assets.

The COD Amendment and the Plan of Dissolution are subject to stockholder approval. On October 26, 2015, the Company filed a definitive proxy statement with the SEC for a special stockholders’ meeting, currently scheduled for December 10, 2015, seeking stockholder approval of, among other things, the COD Amendment and the Plan of Dissolution.

If our stockholders approve the COD Amendment and the Plan of Dissolution, we cannot predict with certainty the amount of any liquidating distributions to our stockholders. As of September 30, 2015, we had approximately $18.6 million in cash. We currently estimate that the initial liquidating distribution to our stockholders will be approximately $11.8 million ($1.5368 per share of Preferred Stock and $0.0175 per share of Common Stock, assuming the approval of the COD Amendment). However, the Board intends to continue to monitor the Company’s assets, liabilities and expenses and will not make a final decision regarding the size of the initial liquidating distribution until after the filing of the Certificate of Dissolution with the Delaware Secretary of State. Subject to completion of the notice and claims process provided by Section 280 of the General Corporation Law of the State of Delaware (the “DGCL”) and any prior court approval required under Delaware law, we expect to make this initial liquidating distribution to our stockholders of record as soon as practicable after the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State. Since we will effect the Plan of Dissolution pursuant to Sections 280 and 281(a) of the DGCL, a period of time, likely more than nine months but potentially a significantly longer period, must elapse after the filing of the Certificate of Dissolution with the Delaware Secretary of State and commencement of the wind down process before we may make any liquidating distributions (including the initial liquidating distribution), if any, to allow for the notice and claims process.

The amount of this estimated initial distribution reflects our current liquid assets offset in part by provisions, or reserves, for future operating costs and expenses associated with the dissolution as well as the September 30, 2015 cash dividend. In addition, Delaware law requires that, in connection with a dissolution, our Board makes reasonable provision for known and potential claims and obligations of the Company and maintain those reserves until resolution of such matters, and similar legal requirements apply to our subsidiary. The Board of Directors, in consultation with its legal counsel, has evaluated the liabilities, expenses, and known potential claims and obligations of the Company and its subsidiary, as well as other matters, in order to estimate the amount that we plan to reserve and consequently, the amount of our initial liquidating distribution. We currently estimate that the Company and our subsidiary together will reserve approximately $6.8 million ($0.8893 per share of Preferred Stock and $0.0101 per share of Common Stock, assuming the approval of the COD Amendment) to pay operating expenses incurred from October 1, 2015 through completion of the dissolution and windup process. Included in that estimate is $3.5 million to make provision for claims that are subject to any unknown or contingent claims and obligations as required by Delaware law.

The Board of Directors currently believes that it will be able to make additional liquidating distributions only in the event that there are any remaining cash reserves. The Board of Directors acknowledges that it is possible the reserves required by applicable law may exceed the ultimate amounts the Company and its subsidiary will be required to pay creditors and other claimants, and that, therefore, there is a possibility that a portion of the reserves ultimately will be distributed to stockholders. The Board intends to evaluate the Company’s reserves and available cash on a quarterly or, as appropriate, other periodic basis. Subject to any prior court approval required under Delaware law, additional liquidating distributions, if any, will be made to the extent the required contingency reserves are released (assuming no new reserves are required to be established), which would likely span a multi-year period.

If our stockholders approve the COD Amendment and the Plan of Dissolution, the amount distributed to stockholders, both initially and in total, may vary substantially from the amounts we currently estimate based on many factors, including when the Certificate of Dissolution is filed with the Delaware Secretary of State, the resolution of outstanding known claims and obligations of the Company, the incurrence of unexpected or greater-than-expected losses with respect to contingent liabilities, the assertion of claims that are currently unknown to us, the need to dissolve and windup of our subsidiary, recoveries, if any, on claims made against third parties for monetary damages, and costs incurred to windup our business. Further, if additional amounts ultimately are determined to be necessary to satisfy or make provision for any of these obligations, stockholders may receive substantially less than the current estimates. Under certain circumstances, stockholders may be required to return liquidating distributions and may receive nothing from us in the dissolution.

Bylaws Amendment

In connection with the COD Amendment and the Plan of Dissolution, Sherwood Energy, LLC (“Sherwood”), the holder of a majority of the Preferred Stock and approximately 33.9% of the Common Stock (on an as converted basis), and the Company entered into a voting agreement (the “Voting Agreement”) pursuant to which, subject to certain exceptions, Sherwood agreed to vote its shares of Preferred Stock in favor of the COD Amendment and the Plan of Dissolution. Concurrently with the execution and delivery of the Voting Agreement, Sherwood in its capacity as the beneficial and record holder of at least 50% of the outstanding shares of Preferred Stock approved an amendment to the Bylaws (the “Bylaws Amendment”), which designates the state courts of the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, as the sole and exclusive forum for:  (i) any derivative action or proceeding brought on behalf of GeoMet, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of GeoMet to GeoMet or GeoMet’s stockholders, creditors or other constituents, (iii) any action asserting a claim against GeoMet arising pursuant to any provision of the DGCL, GeoMet’s certificate of incorporation or Bylaws, or (iv) any action asserting a claim against GeoMet or any director or officer or other employee of GeoMet governed by the internal affairs doctrine.  On October 16, 2015, subject to obtaining such approvals, the Board approved the Bylaws Amendment and amended and restated the Bylaws, effective as of October 16, 2015, to include the Bylaw Amendment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2015.

Natural Gas Production Operations Summary

As a result of meeting all of the criteria established under GAAP, we have presented our natural gas operating results as discontinued operations in the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014. The table below presents information on gas sales, net sales volumes, production expenses and per Mcf data for the three and nine months ended September 30, 2015 and 2014. This table should be read in conjunction with the discussion of the results of operations for the periods presented below (in thousands, except per Mcf amounts).

	Three Months Ended September 30, 2015	For the period April 1, 2014 through May 12, 2014	Nine months Ended September 30, 2015	For the period January 1, 2014 through May 12, 2014

Gas sales	$—	$3,967	$—	$13,646

Lease operating expenses	$—	$1,373	$—	$3,924
Compression and transportation expenses	—	1,040	—	2,713
Production taxes	—	239	—	818
Total production expenses	$—	$2,652	$—	$7,455

Net sales volumes (Consolidated) (MMcf)	—	863	—	2,779
Pond Creek field (Central Appalachian Basin) (MMcf)	—	611	—	1,946
Other Central Appalachian Basin fields (MMcf)	—	251	—	833

Per Mcf data ($/Mcf):
Average natural gas sales price (Consolidated)	$—	$4.60	$—	$4.91
Pond Creek field (Central Appalachian Basin)	$—	$4.67	$—	$5.01
Other Central Appalachian Basin fields	$—	$4.43	$—	$4.68
Lease operating expenses (Consolidated)	$—	$1.59	$—	$1.41
Pond Creek field (Central Appalachian Basin)	$—	$1.50	$—	$1.29
Other Central Appalachian Basin fields	$—	$1.81	$—	$1.69
Compression and transportation expenses (Consolidated)	$—	$1.21	$—	$0.98
Pond Creek field (Central Appalachian Basin)	$—	$0.78	$—	$0.66
Other Central Appalachian Basin fields	$—	$2.25	$—	$1.71
Production taxes (Consolidated)	$—	$0.28	$—	$0.29
Pond Creek field (Central Appalachian Basin)	$—	$0.27	$—	$0.29
Other Central Appalachian Basin fields	$—	$0.29	$—	$0.31
Total production expenses (Consolidated)	$—	$3.07	$—	$2.68
Pond Creek field (Central Appalachian Basin)	$—	$2.55	$—	$2.24
Other Central Appalachian Basin fields	$—	$4.35	$—	$3.71

Results of Operations

Three months ended September 30, 2015 compared with three months ended September 30, 2014

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Three Months Ended
	September 30,
	2015	2014	Change
	(in thousands)
General and administrative	$925	$1,213	-24%
Income from discontinued operations	$—	$605	-100%
Income tax expense	$6	$6	-7%

General and administrative. General and administrative expense decreased by $0.29 million, or 24%, to $0.93 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the Asset Sale, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential corporate transaction/merger, including our dissolution.

Discontinued operations, net of tax. Discontinued operations, net of tax decreased by $0.6 million, or 100%, to $0 compared to the prior year quarter. This decrease resulted from no discontinued operations in the current year quarter resulting from the Asset Sale.

Income tax expense. The income tax expense for the three months ended September 30, 2015 was different than the amount computed using the statutory rate primarily due to an increase of $0.3 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

	Three Months Ended
	September 30, 2015

Amount computed using statutory rates	$(311,580)	34.00%
State income taxes—net of federal benefit	6,250	-0.68%
Valuation Allowance	314,131	-34.28%
Nondeductible items and other	(3,012)	-0.33%
Income tax provision	$5,789	-0.63%

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

The following are selected items derived from our Consolidated Statement of Operations (Unaudited) and their percentage changes from the comparable period are presented below.

	Nine months Ended
	September 30,
	2015	2014	Change
	(in thousands)
General and administrative	$2,382	$3,160	-25%
Income from discontinued operations	$—	$62,949	-100%
Income tax expense	$18	$19	-2%

General and administrative. General and administrative expense decreased by $0.78 million, or 25%, to $2.38 million compared to the prior year period. This decrease primarily resulted from the reduction in employee expenses (primarily salaries and wages) resulting from the Asset Sale, offset by additional professional fees resulting from activities around corporate governance and the pursuit of a potential corporate transaction/merger, including our dissolution.

Discontinued operations, net of tax. Discontinued operations, net of tax decreased by $62.9 million, or 100%, to $0 compared to the prior year quarter. This decrease resulted from no discontinued operations in the current year quarter resulting from the Asset Sale.

Income tax expense. The income tax expense for the nine months ended September 30, 2015 was different than the amount computed using the statutory rate primarily due to an increase of $0.7 million in the valuation allowance on our deferred tax asset. A reconciliation of the effective tax rate to the statutory rate is as follows:

	Nine months Ended
	September 30, 2015

Amount computed using statutory rates	(790,446)	34.00%
State income taxes—net of federal benefit	18,750	-0.81%
Valuation Allowance	738,791	-31.78%
Nondeductible items and other	51,194	-2.20%
Income tax provision	$18,289	-0.79%

Liquidity and Capital Resources

Cash Flows and Liquidity

As of September 30, 2015, our remaining balance of cash totaled approximately $18.6 million. These funds continue to be held by the Company and used for normal working capital and operating expense purposes.  Cash flows used in operating activities for the nine months ended September 30, 2015 were $2.5 million, as compared to $7.7 million used in the prior year period. The $5.2 million decrease was primarily due to the settlement in the prior year period of the majority of the operating assets and liabilities of the Company resulting from the Asset Sale. We believe we have adequate cash on hand to fund corporate activities (including, in connection with our dissolution and windup activities) for at least the next twelve months. See “—Recent Developments—Plan of Dissolution and Liquidation.”

Cash reported in our Consolidated Balance Sheet (Unaudited) as of September 30, 2015 of approximately $18.6 million is $3.0 million less than cash reported in our Consolidated Balance Sheet (Unaudited) as of June 30, 3015 as reported on the quarterly report on Form 10-Q for the quarter ended June 30, 2015 of $21.6 million. The $3.0 million decrease included, amongst other costs, approximately a $1.7 million cash dividend paid on our Preferred Stock, $0.3 million paid for legal services, $0.3 million for director and officer insurance and $0.2 million paid for contractual employee retention bonuses paid on August 31, 2015.

Cash Dividends on Series A Convertible Redeemable Preferred Stock

On August 13, 2015, the Board of Directors declared a quarterly dividend to its preferred stockholders, covering the period July 1, 2015 through September 30, 2015, to be paid in cash. The dividend was calculated at an annual rate of 9.6%. The dividend in the amount of approximately $1.7 million was paid on September 30, 2015.

If our shareholders do not approve the Plan of Dissolution and Liquidation, our Board of Directors would consider whether to declare and pay the quarterly dividend for the period October 1, 2015 through December 31, 2015 of approximately $1.7 million on December 31, 2015.

Capital Expenditures

Our capital expenditures on an accrual basis for the three and nine months ended September 30, 2015 and 2014 were $0 and $0.1 million, respectively. We currently have no capital expenditures budgeted for the remainder of 2015.

Contractual Commitments

We have no future minimum lease commitments as of September 30, 2015 under non-cancelable operating leases having remaining terms in excess of one year. There has been no material changes in those commitments disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 10-K.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

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

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Management believes that the Company is exposed to no material market risks as of and for the three months ended September 30, 2015.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us are not possible to reasonably predict, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material. As of September 30, 2015, we are unaware of any lawsuits or other proceedings to which we are named. As of September 30, 2015, there were no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

Item 1A.                         Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2014 10-K, together with all of the other information included in this Quarterly Report on Form 10 Q; in our 2014 10-K; and in our other public filings, press releases, and public discussions with our management.

Without the COD Amendment, the holders of our Common Stock would not receive any cash in the event of dissolution and will only receive 6% of the Company’s assets distributed pursuant to the Plan of Dissolution after giving effect to the COD Amendment.

Based on the advice of management regarding the current lack of potential business opportunities available to the Company and the advice of the Company’s tax, accounting, legal and other experts, our Board determined it to be in the best interest of the Company and our stockholders to dissolve the Company and terminate its existence and to approve the Plan of Dissolution. Our remaining cash, as of September 30, 2015, was approximately $18.6 million. Since the holders of our Preferred Stock are entitled to an approximately $72.2 million liquidation preference, absent the COD Amendment no cash would be received by the holders of our Common Stock in our dissolution. The Plan of Dissolution, however, is contingent upon the approval of the COD Amendment. In addition, in connection with the Plan of Dissolution and the COD Amendment, Sherwood, the holder of a majority of the Preferred Stock and approximately 33.9% of the Common Stock (on an as converted basis), and the Company have entered into the Voting Agreement pursuant to which, subject to certain exceptions, Sherwood has agreed to vote its shares of Preferred Stock in favor of the Plan of Dissolution and the COD Amendment. Even with the COD Amendment, holders of our Common Stock will only receive 6% of the Company’s assets distributed pursuant to the Plan of Dissolution.

The amount we distribute to our stockholders in the initial liquidating distribution may be substantially less than our estimates.

At present, we cannot determine with certainty the amount of our initial liquidating distribution to our stockholders. The amount of cash distributed to our stockholders in the initial liquidating distribution depends on, among other things, the amount of our liabilities, obligations and expenses and claims against us, and the amount of the reserves that we establish during the liquidation process. Our estimates of these amounts may be inaccurate. Factors that could impact our estimates include the following:

•            if we underestimate the amounts needed to satisfy or make provision for outstanding obligations, liabilities and claims during the liquidation process;

•            if unforeseen claims are asserted against us, requiring us to defend or resolve such claims or establish reasonable reserves before making distributions to our stockholders;

•            if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the basis that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations to the extent not previously reserved for; and

•            if the expenses we incur in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are more than we anticipate.

Due to these and other factors, the amount we initially distribute to our stockholders may be substantially less than the amount we currently estimate.

We cannot assure you of the exact amount or timing of any additional liquidating distributions to our stockholders under the Plan of Dissolution. Any such distributions may be substantially less than our estimate.

The dissolution process is subject to numerous uncertainties. There may be less capital remaining than initially anticipated for additional liquidating distributions to our stockholders following the initial liquidating distribution. The precise amount and timing of any additional liquidating distribution to our stockholders will depend on and could be delayed or diminished due to many factors, including, without limitation:

•            whether a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the basis that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations to the extent not previously reserved for;

•            whether existing suits or proceedings to which the Company or its subsidiary is party take longer to be resolved than we currently anticipate and the results of such proceedings;

•            whether we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve;

•            whether we are subject to future tax or other examinations or incur material tax or other liabilities, such as adjustments, penalties, interest and other amounts;

•            whether we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

•            whether the expenses we incur in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees), necessary to dissolve and liquidate the Company are more than we anticipate.

As is the case with the initial liquidating distribution, any additional liquidating distributions may be substantially less than our estimates. Since we will effect the Plan of Dissolution pursuant to Sections 280 and 281(a) of the DGCL, a period of time, likely more than nine months but potentially a significantly longer period, must elapse after the filing of the Certificate of Dissolution with the Delaware Secretary of State and commencement of the wind down process before we may make any liquidating distributions, if any, to allow for the notice and claims process. Such distributions may be made in more than one installment over an extended period of time.

In addition, under the DGCL, claims and demands may be asserted against us at any time following the effective date of the filing of the Certificate of Dissolution. The Board expects to set aside cash reserves of $3.5 million ($0.4559 per share of Preferred Stock and $0.0052 per share of Common Stock, assuming the approval of the COD Amendment) and may set aside additional amounts as reserves to satisfy or make provision for claims against and obligations of the Company that may arise following the effective date of the filing of the Certificate of Dissolution. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to stockholders.

We could continue to incur claims and liabilities, and we will continue to incur expenses that will reduce the amount available for distribution.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we continue to windup. These expenses could be much higher than currently anticipated and will reduce the amount of assets available for ultimate distribution to stockholders.

Stockholders could be held liable to creditors, up to the amount actually distributed to such stockholder in dissolution.

We will continue to exist for at least three years after the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State (the “Final Record Date”), or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of enabling us to continue to close our business, dispose of our property, resolve outstanding litigation, discharge our liabilities and distribute to our stockholders any remaining assets. Under applicable law, if the amount we reserve proves insufficient to satisfy all of our expenses and liabilities, each stockholder who receives a liquidating distribution could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the reserves, up to the amount actually distributed to such stockholder in dissolution.

This means that a stockholder could be required to return all liquidating distributions made to such stockholder and receive nothing from us under the dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

If our stockholders do not approve the proposed dissolution of the Company, our resources will continue to diminish.

If our stockholders do not approve the proposed dissolution of the Company or if the dissolution is abandoned by our Board or otherwise not implemented, our Board will explore what, if any, strategic alternatives are available for the Company. Possible alternatives include, among other things, reconsidering proposals previously considered and rejected, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection (should our net assets decline precipitously for some unforeseen reason). There can be no assurance that any of these alternatives would result in greater stockholder value than the proposed dissolution of the Company.

Moreover, any alternative we select may have unanticipated negative consequences, and we will face a number of risks, including:

•                  We continue to incur costs such as salaries, cash dividends, whether declared or accrued, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses;

•                  If stockholders do not approve the proposed dissolution of the Company, there can be no assurance that the holders of our Common Stock, including one or more of the holders of 5% or more of our Common Stock, will not sell their shares and thereby potentially impair our ability to utilize our net operating loss carryforwards by causing an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended); and

•                  We may continue to incur expenses associated with being a public reporting company, including ongoing SEC reporting obligations. These expenses would accelerate the depletion of our existing net assets.

Our Board of Directors may abandon, modify or delay implementation of the Plan of Dissolution even if approved by our stockholders.

Even if our stockholders approve the COD Amendment and the dissolution of the Company pursuant to the Plan of Dissolution, our Board of Directors has reserved the right, at its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the COD Amendment and the Plan of Dissolution (including determining not to file or to delay filing the Certificate of Amendment and Certificate of Dissolution) if such action is determined to be in our best interests and in the best interests of our stockholders, in order, for example, to permit us to pursue new business opportunities or strategic transactions that are subsequently presented to the Board. Any such decision to abandon or delay implementation of the COD Amendment and the Plan of Dissolution (including determining not to file or to delay filing the Certificate of Amendment and Certificate of Dissolution) may result in the Company incurring additional operating costs and liabilities, which could reduce the amount available for distribution to our stockholders.

Our Board of Directors also may modify or amend the Plan of Dissolution, notwithstanding stockholder approval of the Plan of Dissolution, if the Board of Directors determines that such action would be in the best interests of the Company and our stockholders. The Board of Directors will have authority under the Plan of Dissolution to make any such modification or amendment to the Plan of Dissolution without stockholder approval, but the Board of Directors may determine, in its sole discretion, to submit any modification or amendment to the stockholders for approval.

Further stockholder approval will not be required in connection with the implementation of the Plan of Dissolution, including for the sale or monetization of all or substantially all of our remaining assets as contemplated in the Plan of Dissolution.

The approval of the dissolution of the Company pursuant to the Plan of Dissolution by our stockholders also will authorize, without further stockholder action, our Board of Directors to take such actions as it deems necessary, appropriate or desirable, in its absolute discretion, to implement the Plan of Dissolution and the transactions contemplated thereby. Accordingly, after the filing of the Certificate of Dissolution with the Delaware Secretary of State, we may monetize, sell or otherwise dispose of our non-cash assets without further stockholder approval. As a result, our Board of Directors may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale or other monetization of our remaining assets, with which our stockholders may not agree.

We intend to give advance notice of our dissolution as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”) rules and to close our stock transfer books in connection with the dissolution of our Company, both of which would significantly and adversely affect transferability of interests in our Common Stock and Preferred Stock.

If our stockholders approve the dissolution of the Company pursuant to the Plan of Dissolution, we will, as required by FINRA, give advance notice of our dissolution, which could eliminate or restrict the trading of our securities on the OTC Pink or other over-the-counter markets. We anticipate that we would submit such notice to FINRA at least 10 days before the Final Record Date or as soon thereafter as is reasonably practicable. However, we have limited control over the trading of our securities on the over-the-counter markets, and our securities could cease trading on the OTC Pink or other over-the-counter markets at any time.

We intend to close our stock transfer books and discontinue recording transfers of our Common Stock and Preferred Stock at the time we file the Certificate of Dissolution. Thereafter, record holders of shares of our Common Stock and Preferred Stock will not be able to assign or otherwise transfer their shares, except for assignments by will, intestate succession or operation of law. Persons who hold ownership interests in our shares in book-entry form through The Depository Trust Company and other persons with ownership interests held in “street name” by a broker, bank or other nominee may be able to continue to make transfers of their ownership interests. Any such transfers could be made only if they do not necessitate a change in the record holder of shares of our Common Stock and Preferred Stock. In addition, following the anticipated delisting from the OTC Pink, these holders may have difficulty effecting any such transfers, since there can be no assurance that any trading market for such interests will develop or, if a market does develop, that it will afford significant liquidity.

We may apply for relief from certain reporting requirements under the Exchange Act, which may substantially reduce publicly-available information about the Company.

Our Common Stock and Preferred Stock are currently registered under Section 12(g) (in the case of the Common Stock) or Section 15(d) (in the case of the Common Stock and the Preferred Stock) of the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act (in the case of our Section 12(g) registration), comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We anticipate that, if our stockholders approve the dissolution of the Company pursuant to the Plan of Dissolution, in order to curtail expenses, we will, after the effective date of the filing of the Certificate of Dissolution, seek to terminate our registrations under the Exchange Act. We may not, however, be eligible to do so. If we are not eligible to deregister, we may seek relief from the SEC from certain reporting requirements under the Exchange Act. However, the SEC may not grant any such relief, in which case we may be required to continue to bear the expense of complying with all applicable reporting requirements under the Exchange Act. The costs of compliance with such reporting requirements would reduce the amount which otherwise could be distributed to stockholders. Although we may elect to continue to provide information about us to the public or our investors after we cease to file reports under the Exchange Act (if we are successful in terminating our obligations thereunder), either on our website or by other means, there is no guaranty that we will do so or that we will continue to provide such information in the future.

If we decide to use a liquidating trust, interests of our stockholders in such a trust may not be transferable.

As discussed above, shares of our Common Stock and Preferred Stock held by record holders generally will not be transferable following dissolution. In addition, if we were to establish a liquidating trust, the interests of our stockholders in such liquidating trust may not be transferable, which could adversely affect our stockholders’ ability to realize the value of such interests. Even if transferable, the interests are not expected to be listed on a national securities exchange, and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets.

If we decide to use a liquidating trust, the distribution of non-transferable interests could result in tax liability.

As stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

Stockholders will lose the opportunity to capitalize on alternative transactions.

Once we dissolve, our stockholders will lose the opportunity to participate in opportunities that may have arisen if we were to continue to pursue a strategic transaction. It is possible that these opportunities could have proved to be more valuable than the liquidating distributions our stockholders would receive pursuant to the Plan of Dissolution. If an opportunity were to arise after the filing of the Certificate of Dissolution with the Delaware Secretary of State, but before the cessation of our corporate existence, our

Board of Directors may, in its sole discretion, adopt a resolution recommending that the dissolution be revoked and directing that the question of the revocation of our dissolution be submitted to the stockholders for approval. There can be no assurance either that any such opportunity would arise after we are dissolved that would result in our Board of Directors making such a recommendation or that the stockholders would approve the revocation of our dissolution.

The members of our Board of Directors and our officers may have a potential conflict of interest in recommending approval of the Dissolution.

Because of the fees and compensation payable to members of our Board of Directors, as well as to our officers, an indemnification insurance policy purchased on behalf of our directors and officers and/or our continuing indemnification obligations to our directors, our directors and officers may be deemed to have a potential conflict of interest in recommending approval of the dissolution of the Company pursuant to the Plan of Dissolution. In addition, certain of our officers and directors may own shares of our Common Stock and Preferred Stock and may be entitled to receive liquidating distributions on a pro rata basis in respect of such shares in the dissolution of the Company when and if such liquidating distributions are made by the Company. Mr. McGovern, our Chairman of the Board, Chief Executive Officer and President, is also the Chairman and Chief Executive Officer of Sherwood, our largest holder of Preferred Stock.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (2) their tax basis for their shares of our Common Stock and/or Preferred Stock. Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only when the stockholder receives our final liquidating distribution to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder’s tax basis for that share.

Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution pursuant to the Plan of Dissolution.

The tax treatment of any liquidating distributions may vary from stockholder to stockholder. You should consult your own tax advisor instead of relying on the discussions of tax treatment in this proxy for tax advice.

We have not requested a ruling from the Internal Revenue Service with respect to the anticipated tax consequences of the Plan of Dissolution, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences prove to be incorrect, the result could be increased taxation at the corporate and/or stockholder level, thus reducing the benefit to our stockholders and us from the liquidation and distributions. Tax considerations applicable to particular stockholders may vary with and be contingent upon the stockholder’s individual circumstances.

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

3.6

Second Amended and Restated Bylaws of GeoMet, Inc. adopted September 3, 2015, but effective as of August 10, 2015 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 3, 2015).

3.7	Third Amended and Restated Bylaws of GeoMet, Inc., adopted on October 16, 2015 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 20, 2015).

10.1	Voting Agreement, dated October 16, 2015, between GeoMet, Inc. and Sherwood Energy, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 20, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoMet, Inc.

Date: November 2, 2015	By	/S/ TONY OVIEDO
Tony Oviedo, Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)